Form 10-Q
period 2025-09-30
Silicon Valley Acquisition Corp.
filed 2026-02-05
CIK 2085659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43030

SILICON VALLEY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Hamilton Avenue, 3rd Floor Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)

(650) 206-8315

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	SVAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SVAQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVAQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 5, 2026, there were 22,155,000 Class A ordinary shares, $0.0001 par value and 7,665,900 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILICON VALLEY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

ASSETS
Deferred offering costs	$235,347
TOTAL ASSETS	$235,347

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$12,331
Accrued offering costs	125,040
Promissory note – related party	127,258
Total Current Liabilities	264,629

Commitments and Contingencies (Note 5)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,665,900 shares issued and outstanding(1)	767
Additional paid-in capital	24,233
Accumulated deficit	(54,282)
Total Shareholder’s Deficit	(29,282)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$235,347

(1)	This number includes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 21, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Formation, general, and administrative costs	$54,282
Net loss	$(54,282)

Weighted average Class B ordinary shares outstanding, basic and diluted(1)	6,666,000
Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	This number excludes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

 FOR THE PERIOD FROM JULY 21, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 21, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,665,900	767	24,233	—	25,000

Net loss	—	—	—	—	—	(54,282)	(54,282)

Balance – September 30, 2025	—	$—	7,665,900	$767	$24,233	$(54,282)	$(29,282)

(1)	This number includes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 21, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(54,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	16,926
Payment of formation, general, and administrative costs through issuance of Class B ordinary shares	25,000
Changes in operating assets and liabilities:
Accrued expenses	12,331
Net cash used in operating activities	(25)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	110,332
Payment of offering costs	(110,307)
Net cash provided by financing activities	25

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$125,040

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Silicon Valley Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 21, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 21, 2025 (date of inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Silicon Valley Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2025. On December 24, 2025, the Company consummated the initial public offering of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”), generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 625,000 private placement units (the “Private Placement Units”) to the Sponsor and Clear Street LLC (“Clear Street”), as representative of the underwriters in this offering (the “representative”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,250,000. Of the 625,000 Private Placement Units, the Sponsor purchased 425,000 Private Placement Units and Clear Street purchased 200,000 Private Placement Units. Each whole private placement warrant included in a Private Placement Unit entitles the holder thereof to purchase one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary share”), at $11.50 per share.

On January 7, 2026, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on January 7, 2026, the Company also consummated the sale of an additional 30,000 Private Placement Units to Clear Street at a price of $10.00 per Private Placement Unit, generating gross proceeds of $300,000.

Transaction costs amounted to $13,402,955, consisting of $4,300,000 of cash underwriting fees, $8,600,000 of deferred underwriting fees, and $502,955 of other offering costs.

The Trust Account

Upon the closing of the Initial Public Offering on December 24, 2025, and the partial over-allotment close on January 7, 2026, an amount of $215,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a trust account (the “Trust Account”) and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s Amended and Restated Memorandum and articles of association provides that, except for (x)  interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of (1) the completion of the initial Business Combination within the required time period; (2) redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (A) in a manner that would affect the substance or timing of the obligation to redeem 100% of public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the pre-business combination activity and related shareholders’ rights.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable) or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the Nasdaq rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering. The amount in the Trust Account is $10.00 per public share ($215,000,000 held in the Trust Account divided by 21,500,000 public shares). The public shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has 24 months from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders each entered into agreements with the Company, pursuant to which they agreed (1) to waive their redemption rights with respect to their Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “founder shares”), Private Placement Units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Units if the Company fails to complete its initial Business Combination within 24 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on December 23, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 2, 2026. The interim results for the period from July 21, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of September 30, 2025, the Company had cash of $0, and working capital deficit of $264,629.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has since completed its Initial Public Offering on December 24, 2025 and the partial exercise by the underwriters of their over-allotment option on January 7, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that upon the consummation of the Initial Public Offering, the partial exercise by the underwriters of their over-allotment option, and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements. As of January 7, 2026, the Company had cash of $1,600,031 and working capital of $1,477,855.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares issued and outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 499,950 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 6). On January 7, 2026, the underwriters partially exercised their over-allotment option and, as of such date, 499,950 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss Class B per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares subject to possible redemption. On December 24, 2025, upon completion of the Initial Public Offering, and on January 7, 2026, upon completion of the sale of additional Units as the result of the partial exercise of the underwriters of their over-allotment option, offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Units, were charged to shareholder’s deficit as Public and Private Placement Warrants included in the Private Placement Units, after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the option was not fully exercised at the time of the Initial Public Offering. On January 7, 2026, the underwriters partially exercised their over-allotment option.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC Topic 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2025, there are no outstanding Public Warrants and Private Placement Warrants.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 21, 2025, inception.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on December 24, 2025, the Company sold 20,000,000 Units at a price of $10.00 per Unit for a total of $200,000,000. On January 7, 2026, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one-half of one redeemable warrant to purchase one Class A ordinary share (the “Public Warrants”). The Public Warrants will only be exercisable for whole shares at $11.50 per share.

Warrants — As of September 30, 2025, there were no warrants issued or outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the warrant shares and a current prospectus relating thereto.

If a registration statement covering the issuance of the warrant shares is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may nevertheless, until such time as there is such an effective registration statement and during any period when the Company shall have failed to maintain such an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. In this circumstance, each holder would pay the exercise price by surrendering warrants exercisable for the number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrants and the difference between the exercise price of such warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A ordinary shares for the five trading days ending on the trading day prior to the date of exercise.

Redemption of Warrants: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.

No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

4. RELATED PARTY TRANSACTIONS

Founder Shares

On August 7, 2025, the Sponsor purchased 7,665,900 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, or $0.003 per share, of which up to 999,900 founder shares remain subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Sponsor will own 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering. On January 7, 2026, the underwriters partially exercised their over-allotment option resulting in 499,950 founder shares no longer subject to forfeiture.

On December 1, 2025 and December 16, 2025, the Sponsor granted membership interests equivalent to an aggregate of 150,000 founder shares to the independent directors of the Company for aggregate consideration of $450, or approximately $0.003 per share. The membership interests in founder shares granted to the independent directors are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The founder shares have an aggregate fair value of $346,500, or $2.31 per share. The membership interests in founder shares are subject to forfeiture, as 50% of the subscription units will be automatically forfeited upon termination of service following the closing of the Initial Public Offering and prior to the completion of a Business Combination. The Company recognized stock-based compensation expense of $346,500 on December 1, 2025 and December 16, 2025. The Company established the fair value of founder shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) implied share price of $9.85, (ii) probability of De-SPAC and instrument-specific market adjustment of 27.0%, and (iii) discount for lack of marketability of 13%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 425,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement for an aggregate purchase price of $4,250,000. Clear Street purchased an aggregate of 200,000 Private Placement Units at a price of $10.00 per unit in a private placement for an aggregate purchase price of $2,000,000. Simultaneously with the consummation of the over-allotment option on January 7, 2026, the Company also consummated the sale of an additional 30,000 Private Placement Units to Clear Street at a price of $10.00 per Private Placement Unit, generating gross proceeds of $300,000. On January 7, 2026, an aggregate total of 655,000 Private Placement Units has been purchased by the Sponsor and Clear Street, of which the Sponsor purchased a total of 425,000 Private Placement Units and Clear Street purchased a total of 230,000 Private Placement Units.

A portion of the purchase price of the Private Placement Units was added to the proceeds of Initial Public Offering held in the Trust Account. If the initial Business Combination was not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

Promissory Note — Related Party

On August 7, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, payable at the earlier of March 31, 2026 or the closing of the Initial Public Offering. As of September 30, 2025, the Company had $127,258 outstanding under the Promissory Note which was fully settled on December 24, 2025, simultaneously with the closing of the Initial Public Offering. Borrowing against the Promissory Note is no longer available.

Administration Fee

Commencing on December 22, 2025, the Company entered into an agreement with the Sponsor to pay a total of $25,000 per month for office space, administrative and shared personnel support services. The Company will cease paying these monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. As of September 30, 2025, such arrangement has not been executed and Company did not incur any fees for these services.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2025, no such Working Capital Loans were outstanding.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s initial shareholders, the representative and their permitted transferees can demand that the Company register the founder shares, the Private Placement Shares, the Private Placement Warrants and underlying securities and any securities issued upon conversion of Working Capital Loans, pursuant to an agreement signed on December 22, 2025. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain piggyback registration rights on registration statements filed after the Company’s consummation of a Business Combination. Notwithstanding anything to the contrary, the representative of the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of the Initial Public Offering. In addition, the representative may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 1,500,000 Units.

The underwriters were paid in cash an underwriting discount of $0.20 per Unit sold in the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, or $4,300,000 in the aggregate ($4,000,000 from the base Units sold and $300,000 from the additional Units sold), which included a $500,000 cash reimbursement for offering expenses, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to $0.40 per Unit sold in the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, $8,600,000 in the aggregate ($8,000,000 from the base Units sold and $600,000 from the additional Units sold), and is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination.

6. SHAREHOLDER’S DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 7,665,900 Class B ordinary shares issued and outstanding, of which an aggregate of up to 999,900 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of founder shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 7, 2026, the underwriters partially exercised their over-allotment option resulting in 499,950 founder shares no longer subject to forfeiture.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

7. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30, 2025
Deferred offering costs	$235,347

For the Period from July 21, 2025 (Inception) Through September 30, 2025
Formation, general, and administrative costs	$54,282

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date through February 5, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Commencing on December 22, 2025, the Company entered into an agreement with the Sponsor to pay a total of $25,000 per month for office space, administrative and shared personnel support services.

The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2025. On December 24, 2025, the Company consummated the initial public offering of 20,000,000 units at $10.00 per Units, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 625,000 Private Placement Units to the Sponsor and Clear Street, as representative of the underwriters in this offering, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,250,000. Of the 625,000 Private Placement Units, the Sponsor purchased 425,000 Private Placement Units and Clear Street purchased 200,000 Private Placement Units.

Following the closing of the Initial Public Offering on December 24, 2025, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a Trust Account.

On December 24, 2025, the underwriters were paid in cash an underwriting discount of $0.20 per Unit sold, or $4,000,000 in the aggregate simultaneously at the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.40 per Unit, $8,000,000 in the aggregate.

On December 24, 2025, the Company fully settled the $161,544 outstanding balance of the Promissory Note.

On January 7, 2026, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on January 7, 2026, the Company also consummated the sale of an additional 30,000 Private Placement Units to Clear Street at a price of $10.00 per Private Placement Unit, generating gross proceeds of $300,000.

On January 7, 2026, an amount of $15,000,000 ($10.00 per Unit) from the net proceeds of the sale of the additional Units, and a portion of the net proceeds from the sale of the additional Private Placement Units, was held in the Trust Account.

On January 7, 2026, the underwriters were paid in cash an underwriting discount of $0.20 per additional Unit sold, or $300,000 in the aggregate. In addition, the underwriters were entitled to a deferred fee of $0.40 per additional Unit, $600,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Silicon Valley Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Silicon Valley Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the SEC. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 21, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units (the “Private Placement Units”), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 21, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 21, 2025 (inception) through September 30, 2025, we had a net loss of $54,282, which consists of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on December 24, 2025, we consummated the Initial Public Offering of 20,000,000 units at $10.00 per Units, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 625,000 Private Placement Units to the Sponsor and Clear Street, as representative of the underwriters in this offering, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,250,000. On January 7, 2026, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on January 7, 2026, the Company also consummated the sale of an additional 30,000 Private Placement Units to Clear Street at a price of $10.00 per Private Placement Unit, generating gross proceeds of $300,000.

Following the Initial Public Offering, the private placement and the partial exercise of the over-allotment option, a total of $215,000,000 was placed in the Trust Account. We incurred total transaction costs amounting to $13,402,955, consisting of $4,300,000 of cash underwriting fees, $8,600,000 of deferred underwriting fees, and $502,955 of other offering costs.

For the period from July 21, 2025 (inception) through September 30, 2025, net cash used in operating activities was $25. Net loss of $54,282 was affected by payment of formation, general, and administrative costs through issuance of Class B ordinary shares of $25,000, payment of formation, general, and administrative costs through promissory note – related party of $16,926 and changes in accrued expenses of $12,331.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. A portion of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor an aggregate of $25,000 per month for office space, administrative and shared personnel support services.

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 1,500,000 Units.

The underwriters were paid in cash an underwriting discount of $0.20 per Unit sold in the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, or $4,300,000 in the aggregate ($4,000,000 from the base Units sold and $300,000 from the additional Units sold), which included a $500,000 cash reimbursement for offering expenses, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to $0.40 per Unit sold in the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, $8,600,000 in the aggregate ($8,000,000 from the base Units sold and $600,000 from the additional Units sold), and is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial public offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the period covered by this Quarterly Report. However, subsequent to the quarterly period covered by this Quarterly Report, on December 24, 2025, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-290366). The SEC declared the registration statement effective on December 22, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 625,000 Private Placement Units to the Sponsor and Clear Street, as representative of the underwriters in this offering, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,250,000.

Of the 625,000 Private Placement Units, the Sponsor purchased 425,000 Private Placement Units and Clear Street purchased 200,000 Private Placement Units. Each whole private placement warrant included in a Private Placement Unit entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $200,000,000 was placed in the Trust Account.

On January 7, 2026, we consummated the sale of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on January 7, 2026, we also consummated the sale of an additional 30,000 Private Placement Units to Clear Street at a price of $10.00 per Private Placement Unit, generating gross proceeds of $300,000.

On January 7, 2026, an amount of $15,000,000 ($10.00 per Unit) from the net proceeds of the sale of the additional Units, and a portion of the net proceeds from the sale of the additional Private Placement Units, was held in a Trust Account.

We paid total transaction costs of $13,402,955, consisting of $4,300,000 of cash underwriting fees, $8,600,000 of deferred underwriting fees, and $502,955 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY ACQUISITION CORP.

Date: February 5, 2026	By:	/s/ Dan Nash
	Name:	Dan Nash
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 5, 2026
	By:	/s/ Martin Zinny
	Name:	Martin Zinny
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)