Form 10-K
period 2025-12-31
Silicon Valley Acquisition Corp.
filed 2026-03-31
CIK 2085659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Silicon Valley Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-43030	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

228 Hamilton Avenue, 3rd Floor Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)

(650) 206-8315

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	SVAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SVAQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVAQR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2025 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2026, there were 22,155,000 Class A ordinary shares, par value $0.0001 per share, and 7,165,950 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (“Annual Report”) or unless the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect as of the date hereof;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors named in this Annual Report;

●	“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to sponsor and the three independent directors that held our founder shares prior to the initial public offering;

●	“initial public offering” are to our initial public offering, which was consummated on November 26, 2025.

●	“management” or our “management team” are to our directors and officers;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

●	“private placement units” are to the units issued to our sponsor and the underwriters in private placements simultaneously with the closing of the initial public offering, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in this Annual Report;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” refer to the holders of our public shares, including our initial shareholders, sponsor (as defined below), executive officers and directors to the extent they purchased public shares, provided that their status as “public shareholders” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in the initial public offering (whether they were subscribed for in the initial public offering or in the open market);

●	“representative” refers to Clear Street LLC (“Clear Street”);

●	“special resolution” are to a resolution of the company passed by at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“sponsor” are to Silicon Valley Acquisition Sponsor LLC, a company affiliated with our executive officers and directors;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants;

●	“we,” “us,” “our” or our “company” are Silicon Valley Acquisition Corp., a Cayman Islands exempted company; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated on July 21, 2025, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to throughout this Annual Report as our “business combination” or “initial business combination,” with one or more businesses or entities, which we refer to throughout this Annual Report as a “target business” or “target businesses”. While we will consider opportunities in any industry, we are strategically positioned to capitalize on transformative opportunities, focusing on  industries undergoing structural transformation and innovation. We seek to capitalize on the deep investment acumen of our management team, an experienced group of entrepreneurs and investors aligned by a shared commitment to unlocking value across fintech, crypto/digital assets, AI-driven infrastructure, energy transition, auto/mobility, technology, consumer, healthcare, and mining sectors. Through longstanding relationships with influential founders, senior executives in both public and private markets, and leading venture and growth equity investors, our team is positioned to source, assess, and execute high-potential opportunities. We believe our team’s expertise in these sectors will provide us with a significant competitive advantage in sourcing and evaluating potential targets. However, we have not selected any specific target business.

We have generated no revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial business combination. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination.

On December 24, 2025, we consummated our initial public offering of 20,000,000 units at $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 625,000 private placement units at a price of $10.00 per unit in a private placement (the “private placement”) to the sponsor and Clear Street, generating gross proceeds of $6,250,000. Following the closings of the initial public offering and the private placement on December 24, 2025, an aggregate amount of $206,250,000 ($10.00 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the trust account and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the trust account to our shareholders. On January 5, 2026, the underwriters notified us of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on January 7, 2026, we consummated the private placement of an aggregate of 30,000 private placement units to Clear Street at a price of $10.00 per unit, generating gross proceeds of $300,000. After giving effect to the exercise of the over-allotment option, an aggregate of 21,500,000 units have been issued in the initial public offering at an aggregate offering price of $215,000,000, and an aggregate amount of $221,550,000 ($10.00 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the trust account.

Business Combination Criteria and Sourcing Process

We intend to capitalize on what we view as a distinct competitive advantage in sourcing potential acquisition targets that stand to benefit materially from our sector-specific expertise and post-combination value creation capabilities. Our focus is on identifying businesses where our operational insight, capital markets experience, and strategic networks can meaningfully enhance long-term performance.

We believe our management team is uniquely positioned to uncover differentiated opportunities across the private company landscape, with a particular focus on fintech, crypto/digital assets, AI-driven infrastructure, energy transition, auto/mobility, technology, consumer, healthcare, and mining industries. We plan to leverage deep, long-standing relationships with founders, executives across private and public enterprises, institutional investors, and sector-focused capital providers. The network, coupled with our broad geographic and industry reach, which, we believe, enables access to proprietary deal flow that is often overlooked by traditional channels, unlocking strategic entry points and value creation potential.

We believe our track record of investing across fintech, crypto/digital assets, AI-driven infrastructure, energy transition, auto/mobility, technology, consumer, healthcare, and mining markets can position us as a preferred partner for companies seeking strategic growth and public market access. Given our thematic orientation and established presence in these ecosystems, we expect to receive inbound interest from unaffiliated sources, including founders and investors in private and public utilities, infrastructure platforms, and mission-driven enterprises.

Our sourcing strategy prioritizes companies that we believe would benefit significantly from the enhanced visibility, capital access, and strategic optionality afforded by public listing. We also offer an alternative investment pathway that aligns with macrotrends in reshaping capital markets and investor appetite for sustainable, impact-driven growth. Consistent with our approach, we have outlined a set of criteria and guidelines to evaluate potential targets. Our diligence process will be comprehensive, encompassing, as appropriate, management and employee engagement, financial and operational review, site visits, and a thorough assessment of all material company information. While these criteria will guide our evaluation, we retain flexibility to pursue compelling opportunities that may fall outside predefined parameters.

Acquisition Criteria

When candidate companies are being evaluated, we expect to use the following, non-exclusive criteria for determining opportunities.

●	Proven Leadership: We intend to prioritize companies led by experienced, mission-driven management teams with a demonstrated ability to execute, scale, and adapt in dynamic market environments. We expect that these leaders will bring sector-specific expertise, operational discipline, and a clear vision for long-term value creation. Their credibility and track record would be important in navigating the complexities of public market entry and sustaining performance post-combination.

●	Strong Economic Fundamentals: We expect our target businesses to exhibit resilient financial profiles, including consistent EBITDA generation, positive cash flow dynamics, and identifiable levers for margin expansion. We intend to look for companies with operational efficiency, scalable cost structures, and the potential to enhance performance through strategic initiatives such as M&A, automation, and supply chain optimization.

●	Public Market Readiness: We intend to seek companies that are well-positioned to benefit from access to public equity markets and alternative capital sources, including PIPEs and structured financings. These businesses typically have mature governance frameworks, transparent reporting capabilities, and a compelling equity story that resonates with institutional investors and public market participants.

●	Strategic Fit with SPAC Platform: Ideal targets would align with our global SPAC strategy and can leverage our network of advisors, investors, and operators to accelerate their transition into a public entity. We intend to focus on companies that understand the strategic value of a SPAC combination — not just as a capital event, but as a platform for growth, brand elevation, and market expansion.

●	Defensible Market Position: We intend to favor businesses with entrenched competitive advantages, including proprietary technology, long-term customer relationships, and operational scale. These moats create high barriers to entry and support sustainable differentiation in increasingly crowded markets. Our diligence process will emphasize the durability of these advantages and their relevance in evolving industry landscapes.

●	Attractive Risk-Adjusted Returns: We intend to evaluate opportunities through a disciplined lens of risk-adjusted return potential, factoring in market volatility, execution complexity, and long-term scalability. Our investment thesis centers on identifying companies with asymmetric upside, where strategic intervention and capital infusion can unlock meaningful value for shareholders.

●	Exposure to High-Growth Sectors: Our focus spans sectors undergoing structural transformation and capital reallocation, including AI, fintech, autotech, energy transition, technology, cryptocurrency, consumer platforms, healthcare, and mining. These industries benefit from strong secular tailwinds, policy support, and innovation cycles that create fertile ground for public market success.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of approximately $206,400,000 assuming no redemptions and after payment of up to $8,600,000 of deferred underwriting fees, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Accordingly, our flexibility in structuring a business combination may be subject to constraints resulting from a need to finance such business combination.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to complete our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private units, our equity, debt, or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt instruments, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our initial shareholders are required to provide any financing to us in connection with or after our initial business combination. Our amended and restated memorandum and articles of association provides that, following the initial public offering and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are many potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our sponsor, initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community as well as large business enterprises seeking to divest non-core assets or divisions. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting.

Our officers and directors have agreed, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to us all suitable target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the initial business combination, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than the representative as described elsewhere in this Annual Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $20,00 per month administrative fee, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the $300,000 loan, the repayment of any working capital loans, and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they abstain, vote for or against or vote at all with respect to the proposed business combination, or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, other than excise taxes, if any), in each case subject to the limitations described herein. We will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Stock Market LLC (“Nasdaq”) listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the proposed transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

●	the expected cost of holding a shareholder vote;

●	the risk that our shareholders would fail to approve the initial business combination;

●	other time and budget constraints; and

●	potential additional legal complexities of an initial business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of our initial public offering, we have adopted an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to reduce the number of public warrants outstanding or vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable, other than excise taxes, if any) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of the votes cast by such shareholders who, being present and entitled to vote at a general meeting of the company, attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and/or private placement shares held by them, and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction), in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, private placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until up to 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated articles and memorandum of association provides that we will have only until December 24, 2027 to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable, other than excise taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, executive officers and directors have agreed (pursuant to a written letter agreement with us filed as exhibits to the registration statement of which this Annual Report forms a part) that they will not propose any amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting, redeeming or selling their public shares to us in connection with a business combination in a manner that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete a business combination until December 24, 2027 or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of taxes payable, other than excise taxes, if any, divided by the number of then issued and outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account (net of taxes payable, other than excise taxes, if any) to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten (10) business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to the founder shares and private placement shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Our initial shareholders will not participate in any redemption distribution from our trust account with respect to their founder shares and private placement shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public shareholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after 24 months from the closing of our initial public offering, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our Board of Directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Fail to Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within the completion window.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest (which interest shall be net of taxes payable, other than excise taxes, if any), divided by the number of then issued and outstanding public shares, subject to any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination.	If we are unable to complete our initial business combination within the completion window, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest (which interest shall be net of taxes payable, other than excise taxes, if any, and up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and interest withdrawn for taxes payable, other than excise taxes, if any (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemp

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase Class A ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301. The cost for this space is included in the $25,000 monthly fee the sponsor charges us for office space and administrative and support services pursuant to an administrative services agreement between us and our sponsor until the consummation of an initial business combination.

Employees

We have three executive officers: Dan Nash, David O’Neil and Martin Zinny. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The requirement that we complete our initial business combination within 24 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

●	The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as a statutory merger or consolidation with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and/or private placement shares held by them, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 25% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

We do not have a minimum net tangible asset requirement.

Our amended and restated memorandum and articles of association does not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be “penny stock” under Rule 3a-51 of the Exchange Act. Whether or not our amended and restated memorandum and articles of association contains a net tangible assets requirement, if our securities are deemed to be “penny stock,” we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from Nasdaq, our securities could be determined to be “penny stock” under Rule 3a-51 of the Exchange Act and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential business combination targets and thereby adversely affect our ability to complete an initial business combination. See — “You will not be entitled to protections normally afforded to investors of many other blank check companies”, “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”, “The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target”, and “The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.”

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net worth or minimum cash to be less than required by the prospective target either immediately prior to or upon completion of our initial business combination, we may determine not to proceed with such redemption and the related business combination and may instead search for an alternate business combination, or we may raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net worth or minimum cash requirements. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 24, 2027. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed timeframe. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination by December 24, 2027. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as tensions in the Middle East could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, other than excise taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we are unable to complete an initial business combination within the 24 month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months. Amending our memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote of at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote, attend and vote at a general meeting of the company. If we seek shareholder approval to extend the initial 24 month period, in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in this Annual Report.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public warrants.

At any time prior to the general meeting to approve our initial business combination, during a period when they are not then aware of any material nonpublic information regarding the company or its securities, the sponsor, directors, executive officers, advisors or any of their affiliates, may, in privately negotiated transactions or in the open market, (i) purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the business combination, (ii) execute agreements to purchase such shares from institutional and other investors in the future, and/or (iii) enter into transactions with institutional and other investors to provide such persons with incentives to acquire Class A ordinary shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of such shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling public shareholders would be required to revoke their prior elections to redeem their shares. While the exact nature of any such incentives has not been determined as of the date of the final prospectus, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer of shares or the company’s warrants owned by the sponsor for nominal value to such investors or holders. Any Class A ordinary shares acquired by the persons described above would not be voted in connection with the business combination.

The purpose of any such transaction could be to reduce the number of public shares or warrants outstanding or vote such shares or warrants on any matters submitted to the share or warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from our affiliates as discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our sponsor may loan funds to us in such circumstances. However, our affiliates, including our sponsor, are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, is sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

The sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of taxes payable, other than excise taxes, if any, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the sponsor has sufficient funds to satisfy their indemnity obligations and believe that the sponsor’s only assets are securities of our company. The sponsor may not have sufficient funds available to satisfy those obligations. We have not asked the sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of taxes payable, other than excise taxes, if any, and the sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “— If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or their affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may not have sufficient time to comply with the delivery requirements for redemption.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to redeem their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for redemption, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or extend the time in which we have to consummate a business combination in order to effectuate our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote, attend and vote at a general meeting (and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended in accordance with the terms of the trust agreement). It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which would require the approval of a majority of at least 90% of our ordinary shares voting at the applicable general meeting, and amendments relating to the company’s continuation in a jurisdiction outside the Cayman Islands, which would require the approval of our board of directors) related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), may be amended if approved by a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended in accordance with the terms of the trust agreement. Our initial holders and holders of placement shares will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on the appointment or removal of directors during such time. In addition, prior to our initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may only be able to complete one business combination with the proceeds of our initial public offering partial over-allotment exercise, and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the gross proceeds from our initial public offering, partial over-allotment exercise, and the sale of the private placement units, $215,000,000 will be available to complete our business combination and pay related fees and expenses (which includes $8,600,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. We could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public shareholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Risks Relating to our sponsor and Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we are engaged in the business of identifying and combining with one or more businesses. Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our Board of Directors will directly or indirectly own founder shares and/or private placement units following our initial public offering, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors.

Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Since our sponsor, officers and directors and any other holder of our founder shares will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquired during or after our initial public offering), and because our sponsor, officers and directors and any other holder of our founder shares, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

Our initial shareholders collectively beneficially own 7,165,950 founder shares, which represents 25% of our issued and outstanding ordinary shares. The founder shares may be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased 425,000 private placement units for a purchase price of $4.25 million in a private placement that occurred simultaneously with the closing of our initial public offering. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares or private placement warrants, which may become worthless if we do not consummate a business combination by December 24, 2027.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, any of their respective affiliates or certain of our directors and officers.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a nominal purchase price, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.26 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,997 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in this offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or is ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

While our sponsor is exclusively “controlled” for CFIUS purposes by U.S. citizens, has no substantial ties with a non-U.S. person, and thus we do not believe that our sponsor is a “foreign person” as defined in the CFIUS regulations, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within 24 months from the closing of this because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks Relating to our Securities

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity and such issuances may be made upon beneficial terms to such investors, which could cause dilution to our existing shareholders. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 24, 2027 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by December 24, 2027, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we have not completed our initial business combination within the completion window, our public shareholders may be forced to wait beyond such completion window before redemption from our trust account.

If we have not completed our initial business combination by December 24, 2027, we will distribute the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, other than excise taxes, if any, and up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the completion window before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period.

If we are unable to complete an initial business combination by December 24, 2027, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond the completion window. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote at least two-thirds (2/3) of the votes cast by such shareholders who, being present and entitled to vote at a general meeting, attend and vote at a general meeting of the company. If we seek shareholder approval to extend the initial completion window in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in this Annual Report.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands, or both.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 25% of our issued and outstanding ordinary shares (excluding the placement shares underlying the private placement units). In addition, holders of the Class B ordinary shares will be entitled to appoint and remove directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

In addition, our board of directors, whose members were appointed by our sponsor, is comprised of directors who will generally serve a three-year term. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, our sponsor will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination.

Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which went effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for special purpose acquisition companies that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The 2024 SPAC Rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only approximately $10.00 per share on the liquidation of our trust account as well as our warrants will expire worthless. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account are held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act or in an interest-bearing demand deposit account. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the end of the prescribed timeframe, instruct Equiniti, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us for taxes payable, other than excise taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to December 22, 2027, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the end of the prescribed timeframe, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our initial public offering, without prior written consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on Nasdaq. Although after giving effect to our initial public offering we met, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain an average global market capitalization and a minimum of 400 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and public warrants will be listed on Nasdaq, our units, Class A ordinary shares and public warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the public warrants. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or public warrants; and

●	may not result in adjustment to the exercise price of our warrants.

The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into prior to the closing of our initial public offering, our initial holders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our private placement units (and underlying securities) and their permitted transferees can demand that we register the private placement shares as well as the private placement warrants and Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of private placement shares and private placement warrants underlying private placement units that may be issued upon conversion of working capital loans, may demand that we register such Class A ordinary shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Equiniti, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise their warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our private placement units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,750,000 of our Class A ordinary shares, at a price of $11.50 per share (subject to adjustment), as part of the units offered in our initial public offering and, we issued in private placements an aggregate of 655,000 private placement units. The private placement units include warrants to purchase an aggregate of 327,500 Class A ordinary shares at $11.50 per share, subject to adjustment as provided herein. In addition, our sponsor or its affiliates may from time to time make working capital loans to us, which will be repaid upon the closing of a business combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the private placement units sold in the private placement. To the extent we issue ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of Class A ordinary shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company. Furthermore, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex withholding taxes on holders of our Class A ordinary shares;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team or their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Our sponsor has the ability to remove itself as the Company’s sponsor or to substantially reduce its interests in the Company before identifying a business combination, which may result in change in the strategy and focus of our Company in pursuing a business combination.

Our sponsor may surrender or forfeit, transfer or exchange our founder shares, private units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. In addition, the members of our sponsor could, with the permission of the sponsor’s managing member, transfer their membership interests in the sponsor, thereby transferring control of our sponsor to a third party. Through the forgoing means, our sponsor may remove itself as the Company’s sponsor, substantially reduce its interests in the Company, or have its control transferred to a third party before we identify a business combination.

Any such reduction of the interests of our sponsor in the securities of the Company or transfer of sponsor interests may lead to the sponsor’s managing member no longer having voting power and control over the affairs of the Company in pursuing a business combination. This could also result in a change to our management team, acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team.

Attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are many special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even if we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

Increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Increases in inflation in the United Stated and elsewhere may be leading to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and conflicts in the Middle East, among others.

United States and global markets are experiencing volatility and disruption following the geopolitical instability, including as a result of the ongoing Russia-Ukraine conflict and conflicts in the Middle East. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflicts in the Middle East or any other conflicts, and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, unless there are no longer any Class B ordinary shares outstanding, our public shareholders, as holders of our Class A ordinary shares, will not have the right to vote on the appointment or removal of directors prior to consummation of our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

As used herein, the term “U.S. Holder” means a beneficial owner of units, ordinary shares or warrants who or that is for U.S. federal income tax purposes: (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year(and if the start-up exception may be applicable, potentially not until after the two taxable years following). Moreover, if we determine we are a PFIC for any taxable year, we will endeavor upon written request to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

The excise tax on stock repurchases may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

The Code imposes the Excise Tax on the fair market value of shares repurchased by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The amount of the Excise Tax, with certain exceptions, is 1% of the fair market value of the repurchased shares. Because there is a possibility that we may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate, and it is our intention that our securities trade on Nasdaq following the date of this prospectus, we may become a “covered corporation” within the meaning of the Code following the consummation of our initial business combination. Accordingly, it is possible that the Excise Tax will apply to any redemptions of our ordinary shares, including redemptions in connection with an initial business combination, unless an exemption is available.

If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redeemed stock, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock, and (v) the content of any applicable future regulations and other guidance from the Treasury.

To the extent the Excise Tax is applicable, the amount of cash available to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of the Excise Tax. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets.

We may transfer by way of continuation into another jurisdiction in connection with our initial business combination and such continuation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, transfer by way of continuation into the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the continuation.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. All investors considering a purchase of units in our initial public offering are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

The Company’s business, investments and operations and shareholders’ post-tax returns may be negatively affected due to taxes.

We intend to structure our business combination to maximize returns for shareholders in as efficient a manner as is practicable. Accordingly, the Company will need to make certain assumptions regarding taxation. However, if these assumptions are not correct, taxes may be imposed with respect to the Company’s assets, or the Company may be subject to tax on its income, profits, gains or distributions (whether on a liquidation, redemption or otherwise) in a particular jurisdiction or jurisdictions in excess of taxes that were anticipated. The Company also may become subject to tariffs in excess of rates that were anticipated. In addition, the taxation consequences of subscribing for, purchasing, holding or disposing of Class A ordinary shares or warrants, including of the receipt of any distributions that may be paid by the Company (whether on a liquidation, redemption or otherwise) will depend on the laws and tax authority practices to which a shareholder is subject. Any of these factors could adversely affect the post-tax returns for shareholders (or shareholders in certain jurisdictions). Any change in laws or tax authority practices could also adversely affect any post-tax returns to shareholders. In addition, the Company may incur costs in taking steps to mitigate any such adverse effect on the post-tax returns for shareholders.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us, the initial holders and holders of placement units and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as revised) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

We have been advised by Appleby (Cayman) Ltd, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States obtained against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state in the United States; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state in the United States, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is currently no statutory enforcement or treaty between the United States and the Cayman Islands providing for enforcement of judgments obtained in the United States. The courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of the Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce: (1) judgments of U.S. courts obtained in actions against us or other persons that are predicated upon the civil liability provisions of the U.S. federal securities laws; or (2) original actions brought against us or other persons predicated upon the Securities Act. Appleby (Cayman) Ltd has informed us that there is uncertainty with regard to Cayman Islands law relating to whether a judgment obtained from the U.S. courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal, punitive in nature. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the Nasdaq, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and/or damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

We and our sponsor and its affiliates face increasingly frequent and sophisticated cyber and security threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we are affiliated with an alternative asset management firm and may hold confidential and other price sensitive information about existing and potential investments. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of our sponsor and its third party vendors, and other third parties. Cyber attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any processes, procedures and internal controls we may implement to mitigate cybersecurity risks and cyber intrusions, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, will not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources. We may not have sufficient funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our initial public offering.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301. The cost for this space is included in the $25,000 per month fee. Pursuant to an administrative services agreement, dated December 22, 2025, between us and the sponsor, until the completion of our initial business combination or liquidation, we will pay a monthly fee of $25,000 to our sponsor for office space and administrative and support services.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the Nasdaq Global Market. Each of our units consists of one Class A ordinary share and one-half of one redeemable warrant and, commencing on December 23, 2025, trades on the Nasdaq Global Market under the symbol “SVAQU.” The Class A ordinary shares and warrants underlying our units began trading separately on the Nasdaq Global Market under the symbols “SVAQ” and “SVAQW” respectively, on February 12, 2026.

Holders of Record

On March 23, 2026, there were 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of our Class B ordinary shares, and 1 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, the ability to pay such dividends in kind at the combined company’s option may result in dilution to existing shareholders. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On December 24, 2025, we consummated our initial public offering of 20,000,000 units at $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant, generating gross proceeds of $200,000,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-290366). The registration statement became effective on December 22, 2025. On January 5, 2026, the underwriters notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $15,000,000. After giving effect to the exercise of the over-allotment option, an aggregate of 21,500,000 units have been issued in the initial public offering at an aggregate offering price of $215,000,000, and an aggregate amount of $221,550,000 ($10.00 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the trust account.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on July 21, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 21, 2025 (inception) through December 31, 2025 were organizational activities, and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 21, 2025 (inception) through December 31, 2025, we had a net loss of $343,073, which consist of compensation expense $346,500 and formation, general, and administrative costs of $139,654, partially offset by interest earned on investments held in Trust Account of 119,181 and unrealized gain from fair value changes of overallotment liability of $23,900.

Liquidity and Capital Resources

On December 24, 2025, we consummated the initial public offering of 20,000,000 units at $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 625,000 private placement units to the sponsor and Clear Street, as representative of the underwriters in the initial public offering, at a price of $10.00 per private placement unit, generating gross proceeds of $6,250,000. On January 7, 2026, we consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on January 7, 2026, we also consummated the sale of an additional 30,000 private placement units to Clear Street at a price of $10.00 per private placement unit, generating gross proceeds of $300,000.

Following the initial public offering, the private placement and the partial exercise of the over-allotment option, a total of $215,000,000 was placed in the trust account. We incurred total transaction costs amounting to $13,402,955, consisting of $4,300,000 of cash underwriting fees, $8,600,000 of deferred underwriting fees, and $502,955 of other offering costs.

For the period from July 21, 2025 (inception) through December 31, 2025, net cash used in operating activities was $214,299. Net loss of $343,073 was affected by share-based compensation expenses of $346,500, payment of formation, general, and administrative costs through promissory note – related party of $46,140, payment of formation, general, and administrative costs through issuance of Class B ordinary shares of $25,000, interest earned on investments held in Trust Account of $119,181, unrealized gain from fair value changes of overallotment liability of $23,900. Changes in operating assets and liabilities of used $145,785 cash in operating activities.

As of December 31, 2025, we had cash held in the trust account of $200,119,181 consisting of money market funds. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $1,600,031. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we will repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. A portion of such Working Capital Loans may be convertible into private placement units of the post business combination entity at the option of the lender. The units would be identical to the private placement units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor an aggregate of $25,000 per month for office space, administrative and shared personnel support services.

We granted the underwriters a 45-day option to purchase up to 3,000,000 additional units to cover any over-allotments, at the initial public offering price less the underwriting discounts. On January 7, 2026, the underwriters purchased an additional 1,500,000 units pursuant to the partial exercise of the over-allotment option. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 units expired.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we have the following critical accounting estimates to be disclosed.

Fair Value Measurement

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the public warrants:

December 24, 2025
Volatility	2.5%
Risk free rate (Continuous)	3.90%
Stock price	$9.85
Expected term to De-SPAC (Years)	2.0
Probability of De-SPAC and market adjustment	27.0%

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

No director or officer of the company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Dan Nash	48	Chief Executive Officer and Chairman
Martin Zinny	54	Chief Financial Officer
Madan Menon	45	Chief Operating Officer
Daniel O’Neil	33	Vice President
Jackson Fu	46	Director
Matthew Murphy	45	Director
Adam Nash	51	Director
Pankaj Shah	53	Director

Daniel “Dan” Nash, our Chief Executive Officer and Chairman, is a seasoned investment banker and entrepreneur with over 25 years of experience spanning capital markets, corporate finance, and operational leadership. From June 2025 to December 2025, Mr. Nash served as Chief Operating Officer at Columbus Circle Capital Corp I (Nasdaq: BRR), which closed its business combination with ProCap Financial, Inc. in December 2025 Previously, from February 2021 to June 2025, Mr. Nash served as the Co-Founder and Head of Investment Banking at Cohen & Company Capital Markets (“CCM”), a full-service investment bank with differentiated product and capital markets expertise across multiple industries, where he led the firm’s investment banking and SPAC practice. At CCM, Mr. Nash oversaw 113 announced or closed transactions, 55 announced or closed business combinations, and executed over $48 billion in M&A and over $14 billion in financing transactions. Prior to CCM, from June 2014 to November 2018 and from November 2019 to February 2021, Mr. Nash served as Global Head of Internet Investment Banking at Wells Fargo Securities, where he advised leading technology companies on IPOs, M&A, SPAC mergers, private placements, and debt financings. His leadership helped scale Wells Fargo’s tech banking franchise, with deals including Carvana’s IPO (NYSE: CVNA) and Shift’s business combination and PIPE financing. Earlier in his career, Mr. Nash served as Chief Financial Officer of Machine Zone, a leading global mobile gaming company recognized for developing multi-billion-dollar franchises including Game of War and Mobile Strike. Prior to that, Mr. Nash served as Director of Internet Investment Banking at Bank of America, where he contributed to high-profile IPOs including LinkedIn, Facebook, ACTIVE Network and Zynga. Mr. Nash holds a BA in Economics from the University of Pennsylvania, a General Course degree in Mathematics from the London School of Economics, and an MBA from the Haas School of Business at UC Berkeley.

Martin Zinny, our Chief Financial Officer, brings over two decades of public and private market investment experience with a focus on deep fundamental company and industry analysis across the consumer and tech-enabled consumer subsectors. Most recently, Mr. Zinny was the Head of Corporate Access and Research Sales globally for Point72, a global investment firm, from September 2022 until July 2024. In this role, Mr. Zinny led the buildout of a new corporate access process, a proprietary technology platform, and an analytics engine, and he played a leading role in managing relationships with major investment banks. Over his career as an Equity Analyst and Portfolio Manager, Mr. Zinny successfully led investment management teams through various business and market cycles. Additionally, over this time he evaluated and participated in several initial public offerings. During 2020, Mr. Zinny was involved in the preparatory process for DP Cap Acquisition Corp. I’s (Nasdaq: DPCS) initial public offering and was appointed as its CEO and director in April 2021 in connection with its incorporation. Mr. Zinny also served as CFO of DP Cap Acquisition Corp. I, leading the company through its initial public offering in November 2021, prior to stepping down in September 2022. After receiving his MBA, Mr. Zinny joined Fidelity Investments, where he rose to be the Head of the Consumer Team. He left Fidelity to join Whale Rock Capital and has also worked at Omega Advisors, and Millennium. Mr. Zinny received a B.S. in Accounting from the Carroll School of Management at Boston College and an MBA from the University of Chicago.

Madan Menon, our Chief Operating Officer, is a dynamic and results-driven leader with over 18 years of expertise spanning operations, strategy, and finance, consistently driving growth and innovation across SaaS, fintech, and enterprise software environments. Since July 2024, Mr. Menon has been serving as Chief Operating Officer of Sqwire, a financial wellness company dedicated to empowering individuals through education, where he drives cross-functional alignment between sales, marketing, finance, and product teams. Prior to joining Sqwire, from December 2023 until April 2025, Mr. Menon served as an independent board member at Zoomcar Inc. (Nasdaq: ZCAR), an emerging market car-sharing platform. Prior to that, from July 2021 to December 2023, Mr. Menon served as Chief Operating Officer of Innovative International Acquisition Corp. (Nasdaq: IOAC), where he led operations and M&A strategy with a focus on high-growth technology companies, executing a successful $230 million IPO and $456 million business combination, while building comprehensive due diligence and integration frameworks. He joined Neural HD Inc. in May 2019 as Head of Sales and Business Development, a position he held until January 2020. Following this, Mr. Menon became CEO of Frientap Inc., social review and recommendation platform, from August 2020 to January 2021. From January 2012 to July 2018, Mr. Menon had also served as Chief Operating Officer of FlowEdge Financial Solutions, where he oversaw complex restructurings, growth strategies, and M&A initiatives, and, from August 2008 to January 2012, Managing Partner at Virtu Technologies India, advising startups on fundraising and sustainable expansion. Mr. Menon holds a BS in Physics from Loyola College, a Post Graduate Diploma in Marketing from Loyola Institute of Vocational Education, an MBA from Great Lakes Institute of Management, and is a graduate of the General Management Program at Harvard Business School.

David O'Neil, our Vice President, is an investment professional with experience sourcing, structuring, and executing credit and equity investments in founder-led technology companies. Since October 2025, Mr. O’Neil has been a Consultant with Bridgewest Capital Management, LLC, a global investment group engaged in private equity/venture investing, real estate investing, and private lending. He previously served as a Senior Associate at Crescent Cove Advisors, LP, where he was responsible for investment sourcing, diligence, transaction execution, and portfolio monitoring from October 2021 to August 2023. Prior to Crescent Cove, Mr. O’Neil held investing roles at Koch Industries, Inc. between February 2021 and October 2021, and Digital Alpha Advisors, LLC between September 2019 and February 2021, where he focused on executing investments in technology and digital infrastructure businesses. Earlier in his career, David worked as an investment banker in the Global Technology Group at Citigroup Global Markets Inc., advising enterprise software and semiconductor clients, and began his career in the Financial Institutions Group at Goldman Sachs & Co. Mr. O’Neil holds dual Master’s and B.B.A. degrees in Accounting from the University of Texas at Austin’s McCombs School of Business.

Jackson Fu, our independent director, is a seasoned entrepreneur, investor, and venture strategist with a distinguished track record in blockchain innovation, quantitative finance, and global real estate. Since January 2023, Mr. Fu has been serving as the Founder and Chief Executive Officer of Promontory Technologies, Ltd., where he leads initiatives at the intersection of digital assets, AI, and financial infrastructure. Mr. Fu is also the Co-Founder of Toggee.ai, a consumer wealthtech company offering both traditional financial wealth management and crypto financial products to families and kids. Since May 2018, Mr. Fu has served as Co-Founder and Managing Partner at CREAM Labs, a blockchain-focused investment and incubation platform that leverages distributed ledger technology and tokenization to unlock scalable growth for early-and late-stage companies worldwide. In addition, Mr. Fu co-founded Qilin Investment Management, and he served as its Chairman and CEO from June 2015 through September 2017, when he oversaw the management of approximately $7 billion in assets, establishing the firm as a leader in quantitative fund strategies in Asia. He currently serves as non-executive chairman. His early conviction in blockchain technology led to early investments and strategic advisory positions in platforms such as VeChain, Binance, NEO, Enjin, Axie Infinity and others, helping shape their market positioning and growth trajectories. Earlier in his career, Mr. Fu worked at Fosun International, where he served as Head of Real Estate Funds, managing at Starwood Capital within the acquisition team. Mr. Fu started his career at Bank of America Merrill Lynch, where he was an Investment Banking Analyst. Mr. Fu holds a BA in Economics and Chinese Language from University of California, Berkeley. We believe Mr. Fu is well qualified to serve on our board of directors, as he is a seasoned entrepreneur and investment professional with extensive experience in the cross-section of various innovative sectors.

Matthew Murphy, our independent director, is a fintech-focused entrepreneur and strategic investor with deep expertise in venture formation, financial markets, and technology innovation. Since March 2018, Mr. Murphy has served as General Partner at Montage Ventures, a venture capital firm building and investing in companies across financial services, healthcare and commerce innovation with a focus on vertical applications. Mr. Murphy plays a central role in identifying scalable solutions that address systemic challenges in financial services, construction, insurance and payments, while working closely with founders to launch and grow businesses that integrate advanced technologies with novel capital structures, with a goal of enabling measurable financial impact and long-term value creation. Mr. Murphy had served as Managing Partner at Unwritten Wines from June 2014 to May 2025. Previously, Mr. Murphy served as Global Vice President of RenRen, where he led the company’s U.S. Innovation Lab, Appsurdity, a venture studio that operated and scaled multiple technology platforms, including TruckerPath, a software solution for the trucking industry; Sindeo, a modern mortgage origination platform; and Chime/Lofty, a CRM system serving the real estate sector. Prior to that, Mr. Murphy served as Chief Marketing Officer and Co-Founder at Lemon.com, and Chief Marketing Officer at Chegg. Mr. Murphy holds a BC in Finance from Santa Clara University. We believe Mr. Murphy is well qualified to serve on our board of directors due to his extensive investing expertise in public and private companies across multiple industries.

Adam Nash, our director, is a seasoned executive, investor, and advisor with a record of helping build some of Silicon Valley’s successful technology companies. Since October 2020, he has been the co-founder and CEO of Aside, Inc, a fast-growing fintech platform modernizing charitable giving through accessible, technology-enabled donor-advised funds at Daffy.org. Daffy was named one of Fast Company’s Most Innovative Companies of 2024. Prior to this role, Mr. Nash was the Vice President of Product and Growth at Dropbox, Inc., a cloud storage and file-sharing service, from August 2018 until February 2020. Previously from January 2013 to October 2016, Mr. Nash served as COO and then CEO of Wealthfront, where he pioneered automated investing and scaled up the company and the firm’s assets under management, establishing Wealthfront as a leader in consumer fintech. He has also held senior leadership and technical roles at LinkedIn, eBay, and Apple, bringing deep operational expertise across global consumer technology platforms. As an angel investor, Mr. Nash has backed more than 150 companies, including early investments in Firebase (acquired by Google), Opendoor (Nasdaq: OPEN), Figma (NYSE: FIG), and category-defining companies such as Gusto, Acorns, Bitwise Investments, Boom Supersonic, Colossal Biosciences, and Cellular Longevity. He also serves as an Adjunct Lecturer at Stanford University, where he teaches “Personal Finance for Engineers.” Mr. Nash holds BS and MS degrees in Computer Science from Stanford University, as well as an MBA from Harvard.

Pankaj Shah, our independent director, is a seasoned entrepreneur, investor, and strategic advisor with a distinguished track record in venture development, consumer technology, and early-stage investing. Since March 2024, Mr. Shah has served as Co-Founder and Chief Treasure Hunter at Sankhara Management LLC, where he leads initiatives collecting the human experience and creating joy, wonder and awe. At Sankhara, he is building an alternative asset fund filled with rare collectibles to uncover, protect and preserve artifacts that define human achievement. Mr. Shah has also been Managing Director at Finches, LLC, a Palo Alto based investment and advisory firm, where he has played a pivotal role in backing and guiding high-growth startups, and his portfolio includes early involvement with breakout companies such as Addepar, Kiwi Crate, OpenGov, Pair Eyewear, Ripple, ThirdLove, Zanbato, ZBiotics and Wish since August 2017. Throughout his career, Mr. Shah has held advisory roles with leading early stage venture capital firms, including OVO Fund, Montage Ventures, Streamlined Ventures and Tuesday Capital. He has served on the Smithsonian Council of the Center for Astrophysics and a Director for Girls, Inc. Mr. Shah has been a guest speaker at Columbia University, Harvard University, and Stanford University, and has also served as an advisor to the NBA on numerous projects. We believe Mr. Shah is well qualified to serve on our board of directors due to his established career as a business strategist and advisor across various industries.

Relationships Among Officers and Directors

Dan Nash, our Chief Executive Officer, is the brother of Adam Nash, our Director. There are no other family relationships among our officers and directors.

Number, Terms of Office and Election of Officers Directors

We have five directors. Our board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders until after we consummate our initial business combination (unless required by Nasdaq).

Our executive officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Jackson Fu, Matthew Murphy and Pankaj Shah serve as members of our audit committee. Mr. Murphy serves as the chair of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Each of Mr. Fu, Mr. Murphy and Mr. Shah is independent.

Each member of the audit committee is financially literate and our board of directors will determine that Mr. Fu qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting the Board of Directors in the oversight of (1) the accounting and financial reporting processes of the company and the audits of the financial statements of the company, (2) the preparation and integrity of the financial statements of the company, (3) the compliance by the company with financial statement and regulatory requirements, (4) the performance of the company’s internal finance and accounting personnel and its independent registered public accounting firms, and (5) the qualifications and independence of the company’s independent registered public accounting firms;

●	reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

●	reviewing and discussing with management and internal auditors the company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

●	reviewing and discussing with management, internal auditors and the independent registered public accounting firm the company’s financial and critical accounting practices, and policies relating to risk assessment and management;

●	receiving and reviewing reports of the independent registered public accounting firm and discussing (1) all critical accounting policies and practices to be used in the firm’s audit of the company’s financial statements, (2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and (3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

●	reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the company prior to the filing of the company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

●	discussing with management and the independent registered public accounting firm any changes in the company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

●	reviewing material pending legal proceedings involving the company and other contingent liabilities;

●	meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

●	reviewing and approving all transactions between the company and related parties or affiliates of the officers of the company requiring disclosure under Item 404 of Regulation S-K prior to the company entering into such transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by the company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

●	reviewing periodically with the company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

Jackson Fu and Pankaj Shah serve as members of our compensation committee, with Mr. Shah serving as the chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing the performance of the Chief Executive Officer and executive management;

●	assisting the board of directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

●	reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting the Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

●	approving the salaries, bonus and other compensation for all executive officers;

●	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

●	reviewing and discussing with the board of directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

●	reviewing and making recommendations concerning executive compensation policies and plans;

●	reviewing and recommending to the board of directors the adoption of or changes to the compensation of the Company’s directors;

●	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the board of directors;

●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the board of directors, acting as the “Plan Administrator” for equity-based and employee benefit plans;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

●	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

●	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

●	issuing an annual Report of the Compensation Committee on Executive Compensation for the company’s annual proxy statement in compliance with applicable SEC rules and regulations;

●	annually evaluating the committee’s performance and the committee’s charter and recommending to the board of directors any proposed changes to the charter or the committee; and

●	undertaking all further actions and discharge all further responsibilities imposed upon the compensation committee from time to time by the board of directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Fu, Mr. Murphy and Mr. Shah. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics and Committee Charters

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our Audit Committee Charter and our Compensation Committee Charter as exhibits to our registration statement for our initial public offering. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

We adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”). We have filed our Insider Trading Policy as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

Commencing on December 23, 2025, through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor a monthly fee of $25,000 per month for office space and general and administrative services until the consummation of an initial business combination. Our sponsor and the officers and directors will be entitled to reimbursement from the Company for their out-of-pocket expenses incurred and advisory fees shall be paid to the directors and advisors in connection with certain activities on the company’s behalf. Each of our directors and officers owns membership interests in our sponsor representing founder shares. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In addition, Mr. O’Neil receives a monthly fee of $8,333.33 for services performed for us in connection with our initial business combination.

Except as set forth above and in this paragraph, no compensation will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Board of Directors may also approve the payment of advisory fees to directors in connection with such activities, including board committee service, and extraordinary administrative and analytical services. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended, to the board of directors for determination, either by a committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. We have adopted the Executive Officer Clawback Policy to comply with the rules adopted by the SEC under Rule 10D-1 under the Exchange Act, and the listing standards, as set forth in Nasdaq Listing Rule. We have filed our Executive Officer Clawback Policy as an exhibit to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants underlying the private placement units.

Name and Address of Beneficial Owner(1)	Number of ordinary shares	Percentage of outstanding ordinary shares
Silicon Valley Acquisition Sponsor LLC(2)	7,165,950	24.4%
Dan Nash(2)	7,165,950	24.4%
Martin Zinny(3)	—	—
Madan Menon(3)	—	—
David O’Neil(3)	—	—
Jackson Fu(3)	—	—
Matthew Murphy(3)	—	—
Adam Nash(3)	—	—
Pankaj Shah(3)	—	—
All directors and officers as a group (8 persons)	7,165,950	24.4%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Silicon Valley Acquisition Corp., 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301.
(2)	Our sponsor is the record holder of 7,590,950 founder shares and 425,000 private placement shares. Dan Nash, our Chairman and Chief Executive Officer, is the sole managing member of our sponsor. Accordingly, all shares held by our sponsor may be deemed to be beneficially owned by Mr. Dan Nash. Mr. Nash disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. Mr. Dan Nash owns membership interests in our sponsor.
(3)	Each of our directors and officers owns membership interests in our sponsor, which includes indirect interests in founder shares and/or private placement units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On August 7, 2025, our sponsor purchased 7,665,900 Class B ordinary shares from us for an aggregate purchase price of $25,000, or approximately $0.003 per share. In connection with our initial public offering, our sponsor holds 7,165,950 shares, exclusive of 499,950 Class B ordinary shares which were forfeited following the expiration of the remaining portion of the underwriters’ over-allotment option on February 6, 2026.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our board of directors may also approve the payment of advisory fees to directors in connection with such activities, including board committee service and extraordinary administrative and analytical services. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Pursuant to a registration rights agreement we entered into with each of our initial shareholders and the representative upon the closing of our initial public offering, we may be required to register certain securities for sale under the Securities Act. These holders, and the holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in any other registration statement filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their respective lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.

Our sponsor purchased 425,000 private placement units at $10.00 per unit, and the representative purchased an aggregate of 215,000 private placement units at a price of $10.00 per unit. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering and thereafter with the partial exercise of the over-allotment option. A portion of the proceeds we received from the purchase of the private placement units was placed in the trust account described below.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.

The holders of our founder shares and private placement shares issued and outstanding on the date of this Annual Report, as well as the holders of the private placement warrants, our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on the effective date of our initial public offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, the representative may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this Annual Report forms a part. In addition, the representative may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this Annual Report forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board of Directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy. Prior to the closing of our initial public offering, we adopted our Code of Ethics requiring us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The board has determined that Mr. Murphy, Mr. Fu and Mr. Shah are independent directors. Our independent directors may have regularly scheduled meetings at which only independent directors are present in certain circumstances. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from July 21, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $106,425 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K and quarterly interim reviews.

Audit-Related Fees. During the period from July 21, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from July 21, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $5,000 for tax compliance.

All Other Fees. During the period from July 21, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated December 22, 2025.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Ordinary Share Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated December 22, 2025, between the Registrant and Equiniti Trust Company, LLC.
4.5*	Description of Securities.
10.1(2)	Investment Management Trust Agreement, dated December 22, 2025, between the Company and Equiniti Trust Company, LLC.
10.2(2)	Private Placement Unit Purchase Agreement, dated December 22, 2025, between the Company and Silicon Valley Acquisition Sponsor LLC (the “Sponsor”).
10.3(2)	Private Placement Unit Purchase Agreement, dated December 22, 2025, between the Company and Clear Street LLC.
10.4(1)	Registration Rights Agreement, dated December 22, 2025, among the Company, the Sponsor and Clear Street LLC.
10.5(1)	Administrative Services Agreement, dated December 22, 2025, between the Company and the Sponsor.
10.6(1)	Letter Agreement, dated December 22, 2025, by and among the Company, the Sponsor and each officer and director of the Company.
10.7(1)	Form of Indemnity Agreement.
10.9(3)	Amendment No. 1 to the Underwriting Agreement, dated January 7, 2026, between the Company and Clear Street LLC.
10.10(3)	Amendment to Private Placement Unit Purchase Agreement, dated January 7, 2026, between the Company and Clear Street LLC.
10.11(3)	Amendment to Private Placement Unit Purchase Agreement, dated January 7, 2026, between the Company and the Sponsor.
10.12†(2)	Chief Financial Officer Services Agreement.
10.13†(2)	Chief Operating Officer Services Agreement.
10.14†*	Vice President Services Agreement.
19.1*	Insider Trading Policy.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(2)	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2025.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-290366), filed with the SEC on December 8, 2025, as amended.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2026.

ITEM 16. FORM 10-K SUMMARY

None

SILICON VALLEY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Silicon Valley Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Silicon Valley Acquisition Corp. (the “Company’) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 21, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from July 21, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2025.

/s/ Withum Smith+Brown, PC

New York, New York

March 30, 2026

PCAOB ID Number 100

SILICON VALLEY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

December 31, 2025
ASSETS
Current Assets
Cash	$1,600,031
Prepaid expenses	13,635
Prepaid insurance	73,877
Total Current Assets	1,687,543
Long-term prepaid insurance	72,845
Investments held in Trust Account	200,119,181
TOTAL ASSETS	$201,879,569

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$14,572
Accrued expenses	82,500
Over-allotment liability	188,800
Due to sponsor	30,925
Total Current Liabilities	316,797
Deferred underwriting fee payable	8,000,000
Total Liabilities	8,316,797

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at a redemption value of $10.01 per share	200,119,181

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 625,000 shares issued and outstanding, excluding 20,000,000 shares subject to possible redemption	63
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,665,900 shares issued and outstanding(1)	767
Additional paid-in capital	—
Accumulated deficit	(6,557,239)
Total Shareholders’ Deficit	(6,556,409)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$201,879,569

(1)	This number includes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of the financial statements.

SILICON VALLEY ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from July 21, 2025 (Inception) Through December 31,
2025
Formation, general, and administrative costs	$139,654
Share-based compensation expense	346,500
Loss from operations	(486,154)

Other income:
Unrealized gain from fair value changes of overallotment liability	23,900
Interest earned in investments held in Trust Account	119,181
Total other income	143,081

Net loss	$(343,073)

Basic and Diluted weighted average shares outstanding, redeemable Class A ordinary shares	858,896

Basic and Diluted net loss per share, redeemable Class A ordinary shares	$(0.05)

Basic and Diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares (1)	6,692,840

Basic and Diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.05)

(1)	This number excludes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of the financial statements.

SILICON VALLEY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 21, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 21, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to initial shareholders (1)	—	—	7,665,900	767	24,233	—	25,000

Sale of Private Placement Units	625,000	63	—	—	6,249,937	—	6,250,000

Fair Value of Public Warrants at issuance	—	—	—	—	3,000,000	—	3,000,000

Allocated value of transaction costs to Private Placement Unit s and Public Warrants	—	—	—	—	(215,837)	—	(215,837)

Share-based compensation expense	—	—	—	—	346,500	—	346,500

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,404,833)	(6,214,166)	(15,618,999)

Net loss	—	—	—	—	—	(343,073)	(343,073)

Balance – December 31, 2025	625,000	$63	7,665,900	$767	$—	$(6,557,239)	$(6,556,409)

(1)	This number includes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of the financial statements.

SILICON VALLEY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 21, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(343,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	46,140
Payment of formation, general, and administrative costs through issuance of Class B ordinary shares	25,000
Interest earned on investments held in Trust Account	(119,181)
Share-based compensation expense	346,500
Change in fair value of overallotment liability	(23,900)
Changes in operating assets and liabilities:
Prepaid expenses	(13,635)
Prepaid Insurance	(146,722)
Accrued expenses	14,572
Net cash used in operating activities	(214,299)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placements Units	6,119,381
Proceeds from promissory note - related party	115,333
Payment of offering costs	(420,384)
Net cash provided by financing activities	201,814,330

Net Change in Cash	1,600,031
Cash – Beginning of period	—
Cash – End of period	$1,600,031

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$82,500
Deferred underwriting fee payable	$8,000,000
Repayment of promissory notes – related party - offset against private placement units receivable from sponsor	$130,619
Reclassification of promissory notes – related party to due to sponsor	$30,925

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 21, 2025 (date of inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (as defined below) and subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Financing

The Company’s sponsor is Silicon Valley Acquisition sponsor LLC, a Delaware limited liability company (the “sponsor”). The registration statement for the Company’s initial public offering was declared effective on December 22, 2025. On December 24, 2025, the Company consummated the initial public offering of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “initial public offering”), generating gross proceeds of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares (the “Public Shares”), $0.0001 par value and one-half of one redeemable warrant to purchase one Class A ordinary share (the “Public Warrants”). The Public Warrants will only be exercisable for whole shares at $11.50 per share.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of an aggregate of 625,000 private placement units (the “private placement units”) to the sponsor and Clear Street LLC (“Clear Street”), as representative of the underwriters in the initial public offering (the “representative”), at a price of $10.00 per private placement unit, generating gross proceeds of $6,250,000. Of the 625,000 private placement units, the sponsor purchased 425,000 private placement units and Clear Street purchased 200,000 private placement units. Each whole private placement warrant (the “Private Placement Warrant”) included in a private placement unit entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share.

Transaction costs amounted to $12,502,955, consisting of $4,000,000 of cash underwriting fees, $8,000,000 of deferred underwriting fees, and $502,955 of other offering costs.

The Trust Account

Upon the closing of the initial public offering on December 24, 2025, an amount of $200,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the private placement units, are held in a trust account (the “Trust Account”) and was invested only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s amended and restated memorandum and articles of association provides that, except for (x) interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 24 months from the closing of the initial public offering; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the obligation to redeem 100% of public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the pre-business combination activity and related shareholders’ rights.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares are recorded at redemption amount and classified as temporary equity upon the completion of the initial public offering. The amount in the Trust Account is $10.00 per public share ($200,000,000 held in the Trust Account divided by 20,000,000 public shares).

The Company has 24 months from December 24, 2025 to complete its initial Business Combination (the “Completion Window”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders each entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their Founder Shares, private placement units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement units if the Company fails to complete its initial Business Combination within 24 months from the closing of the initial public offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Liquidity

The Company’s liquidity needs up to December 24, 2025 had been satisfied through the loan under an unsecured promissory note from the sponsor of up to $300,000 (see Note 4). At December 31, 2025, the Company had cash of $1,600,031, and working capital of $1,370,746.

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,600,031 and did not have any cash equivalents as of December 31, 2025.

Investments Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $200,119,181, were held in money market funds.

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

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Offering Costs Associated with the initial public offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the initial public offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate initial public offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating initial public offering proceeds first to assigned value of the Public Warrants and then to Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Warrants and private placement units, were charged to shareholders’ deficit as Public Warrants and private placement units, after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the option was not fully exercised at the time of the initial public offering.

Warrants

The Company accounted for the Public Warrants and the Private Placement Warrants (collectively “Warrants”) issued in connection with the initial public offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned values. As of December 31, 2025, there were 10,000,000 Public Warrants and 312,500 Private Placement Warrants outstanding.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(3,000,000)
Proceeds allocated to over-allotment	(212,700)
Allocated issuance costs	(12,287,118)
Plus:
Accretion of carrying value to redemption value	15,618,999
Class A ordinary shares subject to possible redemption, December 31, 2025	$200,119,181

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Net loss is shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted loss per ordinary share does not consider the effect of the Warrants issued in connection with the (i) initial public offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the period from July 21, 2025 (inception) through December 31, 2025, was less than the exercise price and therefore, the inclusion of such Warran under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from July 21, 2025 (Inception) Through December 31, 2025
Basic net loss per ordinary share	Redeemable Class A	Non-Redeemable Class A and Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss	$(39,019)	$(304,054)
Denominator:
Basic weighted average shares outstanding	858,896	6,692,840
Basic net loss per ordinary share	$(0.05)	$(0.05)

	For the Period from July 21, 2025 (Inception) Through December 31, 2025
Diluted net loss per ordinary share	Redeemable Class A	Non-Redeemable Class A and Class B
Diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(39,019)	$(304,054)
Denominator:
Diluted weighted average shares outstanding	858,896	6,692,840
Diluted net loss per ordinary share	$(0.05)	$(0.05)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to be vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 4) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 21, 2025, inception.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the initial public offering on December 24, 2025, the Company sold 20,000,000 Units at a price of $10.00 per Unit for a total of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one-half of one Public Warrant to purchase one Class A ordinary share. The Public Warrants will only be exercisable for whole shares at $11.50 per share.

Warrants — As of December 31, 2025, there were 10,000,000 Public Warrants and 312,500 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the initial public offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

On August 7, 2025, the sponsor purchased 7,665,900 Class B ordinary shares (the “Founder Shares”) from the Company for an aggregate purchase price of $25,000, or $0.003 per share, of which up to 999,900 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the initial public offering. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the sponsor would own 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the initial public offering. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Founder Shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Founder Shares. As of the date the financial statements were issued, 7,165,950 Founder Shares were issued and outstanding.

On December 1, 2025 and December 16, 2025, the sponsor granted membership interests equivalent to an aggregate of 150,000 Founder Shares to the independent directors of the Company for aggregate consideration of $450, or approximately $0.003 per share. The membership interests in Founder Shares granted to the independent directors are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Founder Shares have an aggregate fair value of $346,500, or $2.31 per share. The membership interests in Founder Shares are subject to forfeiture, as 50% of the subscription units will be automatically forfeited upon termination of service following the closing of the initial public offering and prior to the completion of a Business Combination. The Company recognized stock-based compensation expense of $346,500 on December 16, 2025. The Company established the fair value of Founder Shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) implied share price of $9.85, (ii) probability of De-SPAC and instrument-specific market adjustment of 27.0%, and (iii) discount for lack of marketability of 13%. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.

Private Placement Units

Simultaneously with the closing of the initial public offering, the sponsor purchased an aggregate of 425,000 private placement units at a price of $10.00 per private placement unit in a private placement for an aggregate purchase price of $4,250,000. Clear Street purchased an aggregate of 200,000 private placement units at a price of $10.00 per unit in a private placement for an aggregate purchase price of $2,000,000. On January 7, 2026, the Company consummated the private placement of an additional 30,000 private placement units to Clear Street at a price of $10.00 per unit, generating gross proceeds of $300,000.

A portion of the purchase price of the private placement units was added to the proceeds of initial public offering held in the Trust Account. If the initial Business Combination is not completed within 24 months from the closing of the initial public offering, the proceeds from the sale of the private placement units held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

Promissory Note — Related Party

On August 7, 2025, the sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the initial public offering. The loan was non-interest bearing, payable at the earlier of March 31, 2026 or the closing of the initial public offering. The Company had borrowed $161,544 under the promissory note, which was repaid as of December 31, 2025. Borrowings under the note are no longer available.

Due to sponsor

As of December 31, 2025, the Company owed the sponsor an aggregate amount of $30,925 for the remaining outstanding due to offering and operational costs. The amounts are due on demand.

Administration Fee

Commencing on December 22, 2025, the sponsor charges the Company a total of $25,000 per month for office space and administrative and support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. For the period from July 21, 2025 (inception) through December 31, 2025, the Company incurred $5,645 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of December 31, 2025, no such Working Capital Loans were outstanding.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired.

The Company paid an underwriting discount of $0.20 per Unit sold in the initial public offering, or $4,300,000 in the aggregate ($4,000,000 from the base Units sold and $300,000 from the additional Units sold), which included a $500,000 cash reimbursement for offering expenses, upon the closing of the initial public offering. Additionally, the underwriters are entitled to $0.40 per Unit sold in the offering, $8,600,000 in the aggregate ($8,000,000 from the base Units sold and $600,000 from the additional Units sold), and is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination.

6. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 625,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 shares subject to possible redemption.

 Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2025, there were 7,665,900 Class B ordinary shares issued and outstanding, of which an aggregate of up to 999,900 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would be equal to 25% of the Company’s issued and outstanding ordinary shares after the initial public offering. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Class B ordinary shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares. As of the date the financial statements were issued, 7,165,950 Class B ordinary shares were issued and outstanding.

7. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in hierarchy based on the lowest level input that is significant to the fair value measurement.

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement and remeasurement of the over-allotment option:

	December 31, 2025	December 24, 2025
Volatility	2.5%	3.2%
Expected term (years)	0.12	0.12
Expected volatility	3.8%	3.7%
Exercise price	$10.00	$10.00
Fair value of over-allotment unit	$0.06	$0.07

The fair value of the Public Warrants is $3,000,000 or $0.30 per public warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the public warrants:

December 24, 2025
Volatility	2.5%
Risk free rate (Continuous)	3.90%
Stock price	$9.85
Expected term to De-SPAC (Years)	2.0
Probability of De-SPAC and market adjustment	27.0%

At December 31, 2025, assets held in the Trust Account were comprised of $200,119,181 in money market funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$200,119,181
Liability
Over-allotment liability	3	$188,800

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$1,600,031
Investments held in Trust Account	$200,119,181

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

For the period from July 21, 2025 (inception) Through December 31, 2025
Formation, general, and administrative costs	$(139,654)
Share-based compensation expenses	$(346,500)
Interest earned on investments held in Trust Account	$119,181

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs and share-based compensation expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after December 31, 2025, the date the financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that required adjustment to or disclosure in the financial statement.

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

On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares. As of the date the financial statements were issued, 7,165,950 Class B ordinary shares were issued and outstanding.

On March 13, 2026, the Company and DCMT Holdings, Inc. executed an agreement (the “Vice President Service Agreement”), pursuant to which, effective as of March 3, 2026, Mr. David O’Neil shall render professional services tin the capacity of “Vice President”. Mr. O’Neil receives a monthly fee of $8,333.33 for services performed for the Company in connection with the Company’s initial business combination.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON VALLEY ACQUISITION CORP.

Dated: March 31, 2026	By:	/s/ Dan Nash
Dan Nash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2026.

Signatures	Capacity in Which Signed

/s/ Dan Nash	Chief Executive Officer and Chairman
Dan Nash	(Principal Executive Officer)

/s/ Martin Zinny	Chief Financial Officer
Martin Zinny	(Principal Financial and Accounting Officer)

/s/ Jackson Fu	Director
Jackson Fu

/s/ Matthew Murphy	Director
Matthew Murphy

/s/ Adam Nash	Director
Adam Nash

/s/ Pankaj Shah	Director
Pankaj Shah