Form 10-Q
period 2026-03-31
Silicon Valley Acquisition Corp.
filed 2026-05-15
CIK 2085659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, there were 22,155,000 Class A ordinary shares, par value $0.0001 per share, and 7,165,950 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SILICON VALLEY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,416,533	$1,600,031
Prepaid expenses	73,209	13,635
Prepaid insurance	73,877	73,877
Total Current Assets	1,563,619	1,687,543
Long-term prepaid insurance	54,273	72,845
Investments held in Trust Account	217,058,155	200,119,181
TOTAL ASSETS	$218,676,047	$201,879,569

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$14,572
Accrued expenses	255,098	82,500
Over-allotment liability	—	188,800
Due to sponsor	20,547	30,925
Total Current Liabilities	350,645	316,797
Deferred underwriting fee payable	8,600,000	8,000,000
Total Liabilities	8,950,645	8,316,797

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 21,500,000 and 20,000,000 shares at a redemption value of $10.10 and $10.01 per share as of March 31, 2026 and December 31, 2025, respectively	217,058,155	200,119,181

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 655,000 and 625,000 shares issued and outstanding, excluding 21,500,000 and 20,000,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively	66	63
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,165,950 and 7,665,900 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (1)	717	767
Additional paid-in capital	—	—
Accumulated deficit	(7,333,536)	(6,557,239)
Total Shareholders’ Deficit	(7,332,753)	(6,556,409)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$218,676,047	$201,879,569

(1)	The Class B ordinary shares issued and outstanding as of December 31, 2025 includes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6). On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Class B ordinary shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$374,117
Loss from operations	(374,117)

Other income:
Unrealized gain from fair value changes of over-allotment liability	95,150
Bank interest income	8,973
Interest earned in investments held in Trust Account	1,938,974
Total other income	2,043,097

Net income	$1,668,980

Basic and Diluted weighted average shares outstanding, Class A ordinary shares outstanding	21,383,333

Basic and Diluted net income per share, redeemable Class A ordinary shares outstanding	$0.06

Basic weighted average shares outstanding, Class A and Class B ordinary shares outstanding	7,779,732

Basic net income per share, non-redeemable Class A and Class B ordinary shares	$0.06
Diluted weighted average shares outstanding, Class A and Class B ordinary shares outstanding	7,820,950
Diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	625,000	$63	7,665,900	$767	$—	$(6,557,239)	$(6,556,409)

Forfeiture of Class B ordinary shares	—	—	(499,950)	(50)	50	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(519,362)	(2,445,277)	(2,964,639)

Sale of Private Placement Units	30,000	3	—	—	299,997	—	300,000

Fair Value of Public Warrants at issuance	—	—	—	—	225,000	—	225,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(5,685)	—	(5,685)

Net income	—	—	—	—	—	1,668,980	1,668,980

Balance – March 31, 2026	655,000	$66	7,165,950	$717	$—	$(7,333,536)	$(7,332,753)

(1)	As of December 31, 2025, up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,668,980
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,938,974)
Change in fair value of over-allotment liability	(95,150)
Changes in operating assets and liabilities:
Prepaid expenses	(59,574)
Prepaid insurance	18,572
Accrued expenses	240,526
Due to Sponsor	20,547
Net cash used in operating activities	(145,073)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(15,000,000)
Net cash used in investing activities	(15,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	14,700,000
Proceeds from sale of Private Placements Units	300,000
Repayment of advances from related party	(30,925)
Payment of offering costs	(7,500)
Net cash provided by financing activities	14,961,575

Net Change in Cash	(183,498)
Cash and cash equivalents – Beginning of period	1,600,031
Cash and cash equivalents – End of period	$1,416,533

Noncash investing and financing activities:
Deferred underwriting fee payable	$600,000
Forfeiture of Class B ordinary shares	$50

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 21, 2025 (date of inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (as defined below) and subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.

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

On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares. As of the date the unaudited financial statements were issued, 7,165,950 Class B ordinary shares were issued and outstanding.

Transaction costs amounted to $13,402,955, consisting of $4,300,000 of cash underwriting fees, $8,600,000 of deferred underwriting fees, and $502,955 of other offering costs.

The Trust Account

Upon the closing of the initial public offering on December 24, 2025 and the partial exercise of over-allotment option on January 7, 2026, an aggregated amount of $215,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the private placement units, are held in a trust account (the “Trust Account”) and were invested only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity

The Company’s liquidity needs up to December 24, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of March 31, 2026, the Company had cash and cash equivalents of $1,416,533 and working capital surplus of $1,212,974.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $1,416,533 and $1,600,031 as of March 31, 2026 and December 31, 2025, respectively. Cash equivalents were held in money market funds.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the investments held in the Trust Account, amounting to $217,058,155 and $200,119,181, respectively, were held in money market funds.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the option was not fully exercised at the time of the initial public offering.

Warrants

The Company accounted for the Public Warrants and the Private Placement Warrants (collectively “Warrants”) issued in connection with the initial public offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned values. As of March 31, 2026, there were 10,750,000 Public Warrants and 327,500 Private Placement Warrants outstanding. As of December 31, 2025, there were 10,000,000 Public Warrants and 312,500 Private Placement Warrants outstanding.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(3,000,000)
Proceeds allocated to over-allotment	(212,700)
Allocated issuance costs	(12,287,118)
Plus:
Accretion of carrying value to redemption value	15,618,999
Class A ordinary shares subject to possible redemption, December 31, 2025	200,119,181
Less:
Proceeds Allocated to Public Warrants	(225,000)
Allocated issuance costs	(894,315)
Plus:
Proceeds from exercise of over-allotment option	15,000,000
Forfeiture of overallotment option	93,650
Accretion of carrying value to redemption value	2,964,639
Class A ordinary shares subject to possible redemption, March 31, 2026	$217,058,155

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Net income is shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) initial public offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares as of March 31, 2026 and December 31, 2025, was less than the exercise price and therefore, the inclusion of such Warrant under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
Basic net income per ordinary share	Redeemable Class A	Non-Redeemable Class A and Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,223,752	$445,228
Denominator:
Basic weighted average shares outstanding	21,383,333	7,779,732
Basic net income per ordinary share	$0.06	$0.06

	For the Three Months Ended March 31, 2026
Diluted net income per ordinary share	Redeemable Class A	Non-Redeemable Class A and Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,222,025	$446,955
Denominator:
Diluted weighted average shares outstanding	21,383,333	7,820,950
Diluted net income per ordinary share	$0.06	$0.06

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

Warrants — As of March 31, 2026, there were 10,750,000 Public Warrants and 327,500 Private Placement Warrants outstanding. As of December 31, 2025, there were 10,000,000 Public Warrants and 312,500 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the initial public offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

On August 7, 2025, the Sponsor purchased 7,665,900 Class B ordinary shares (the “Founder Shares”) from the Company for an aggregate purchase price of $25,000, or $0.003 per share, of which up to 999,900 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the initial public offering. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Founder Shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Founder Shares. As of March 31, 2026 and December 31, 2025, 7,165,950 and 7,665,900 Founder Shares were issued and outstanding, respectively.

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

Private Placement Units

Simultaneously with the closing of the initial public offering on December 24, 2025, the Sponsor purchased an aggregate of 425,000 private placement units at a price of $10.00 per private placement unit in a private placement for an aggregate purchase price of $4,250,000. Clear Street purchased an aggregate of 200,000 private placement units at a price of $10.00 per unit in a private placement for an aggregate purchase price of $2,000,000.

On January 7, 2026, the Company consummated the private placement of an additional 30,000 private placement units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $300,000.

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

Due to Sponsor

As of March 31, 2026 and December 31, 2025, the balance of due to Sponsor was $20,547 and $30,925, respectively, which consisted of the operating expenses paid by the Sponsor on behalf of the Company.

Administration Fee

Commencing on December 22, 2025, the Sponsor charges the Company a total of $25,000 per month for office space and administrative and support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. For the three months ended March 31, 2026, the Company incurred $75,000 of administrative services fees which was included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

6. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 655,000 and 625,000 Class A ordinary shares issued and outstanding, excluding 21,500,000 and 20,000,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 7,165,950 and 7,665,900 Class B ordinary shares issued and outstanding. As of December 31, 2025, an aggregate of up to 999,900 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would be equal to 25% of the Company’s issued and outstanding ordinary shares after the initial public offering. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Class B ordinary shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares.

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

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

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

The key inputs into the Black-Scholes model were as follows at initial measurement and remeasurement of the over-allotment option:

December 31, 2025
Volatility	2.5%
Expected term (years)	0.12
Expected volatility	3.8%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

The fair value of the Public Warrants is $3,000,000 as of December 24, 2025 and $225,000 as of January 7, 2026 for a total fair value of $3,225,000, or $0.30 per public warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the public warrants:

Volatility	2.5%
Risk free rate (Continuous)	3.90%
Stock price	$9.85
Expected term to De-SPAC (Years)	2.0
Probability of De-SPAC and market adjustment	27.0%

As of March 31, 2026 and December 31, 2025, investments held in the Trust Account were $217,058,155 and $200,119,181, respectively, which comprised of money market funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis ss of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$217,058,155	$200,119,181
Liability
Over-allotment liability	3	$—	$188,800

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$1,416,533	$1,600,031
Investments held in Trust Account	$217,058,155	$200,119,181

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

For the Three Months Ended March 31, 2026
General and administrative costs	$374,117
Interest earned on investments held in Trust Account	$1,938,974

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred as of May [ ], 2026, the date the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that required adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Silicon Valley Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Silicon Valley Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 21, 2025 (inception) through March 31, 2026 were organizational activities, and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,668,980, which consist of interest earned on investments held in Trust Account of 1,938,974 and unrealized gain from fair value changes of overallotment liability of $95,150, partially offset by general and administrative costs of $374,117.

Liquidity and Capital Resources

On December 24, 2025, we consummated the initial public offering of 20,000,000 units at $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 625,000 private placement units to the Sponsor and Clear Street LLC (“Clear Street”), as representative of the underwriters in the initial public offering, at a price of $10.00 per private placement unit, generating gross proceeds of $6,250,000. On January 7, 2026, we consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on January 7, 2026, we also consummated the sale of an additional 30,000 private placement units to Clear Street at a price of $10.00 per private placement unit, generating gross proceeds of $300,000.

Following the initial public offering, the private placement and the partial exercise of the over-allotment option, a total of $215,000,000 was placed in the trust account. We incurred total transaction costs amounting to $13,402,955, consisting of $4,300,000 of cash underwriting fees, $8,600,000 of deferred underwriting fees, and $502,955 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $145,073. Net income of $1,668,980 was affected by interest earned on investments held in Trust Account of $1,938,974, change in fair value of overallotment liability of $95,150. Changes in operating assets and liabilities provided $220,071 cash for operating activities.

As of March 31, 2026, we had investment held in the trust account of $217,058,155 consisting of money market funds. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash and cash equivalents of $1,416,533. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not identify any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1†	Vice President Services Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Dan Nash
	Name:	Dan Nash
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026
	By:	/s/ Martin Zinny
	Name:	Martin Zinny
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)