Form 10-Q
period 2026-06-30
Silicon Valley Acquisition Corp.
filed 2026-08-14
CIK 2085659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 22,155,000 Class A ordinary shares, par value $0.0001 per share, and 7,165,950 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SILICON VALLEY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,180,511	$1,600,031
Prepaid expenses	75,459	13,635
Prepaid insurance	73,877	73,877
Total Current Assets	1,329,847	1,687,543
Long-term prepaid insurance	35,700	72,845
Investments held in Trust Account	218,979,433	200,119,181
TOTAL ASSETS	$220,344,980	$201,879,569

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$14,572
Accrued expenses	773,740	82,500
Over-allotment liability	—	188,800
Due to sponsor	29,195	30,925
Total Current Liabilities	877,935	316,797
Deferred underwriting fee payable	8,600,000	8,000,000
Total Liabilities	9,477,935	8,316,797

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 21,500,000 and 20,000,000 shares at a redemption value of $10.19 and $10.01 per share as of June 30, 2026 and December 31, 2025, respectively	218,979,433	200,119,181

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 655,000 and 625,000 shares issued and outstanding, excluding 21,500,000 and 20,000,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively	66	63
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,165,950 and 7,665,900 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	717	767
Additional paid-in capital	—	—
Accumulated deficit	(8,113,171)	(6,557,239)
Total Shareholders’ Deficit	(8,112,388)	(6,556,409)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$220,344,980	$201,879,569

(1)	The Class B ordinary shares issued and outstanding as of December 31, 2025, includes up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Class B ordinary shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$779,635	$1,144,779
Loss from operations	(779,635)	(1,144,779)

Other income
Unrealized gain from fair value changes of over-allotment liability	—	95,150
Interest earned on investments held in Trust Account	1,921,278	3,860,252
Total other income	1,921,278	3,955,402

Net Income	$1,141,643	$2,810,623

Basic weighted average shares outstanding, Class A ordinary shares outstanding	21,500,000	21,441,989
Basic net income per share, redeemable Class A ordinary shares outstanding	$0.04	$0.10
Diluted weighted average shares outstanding, Class A ordinary shares outstanding	21,500,000	21,441,989
Diluted net income per share, redeemable Class A ordinary shares outstanding	$0.04	$0.10
Basic weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares outstanding	7,820,950	7,800,455
Basic net income per share, non-redeemable Class A and Class B ordinary shares	$0.04	$0.10
Diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares outstanding	7,820,950	7,820,950
Diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.04	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	625,000	$63	7,665,900	$767	$—	$(6,557,239)	$(6,556,409)

Forfeiture of Class B ordinary shares	—	—	(499,950)	(50)	50	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(519,362)	(2,445,277)	(2,964,639)

Sale of Private Placement Units	30,000	3	—	—	299,997	—	300,000

Fair Value of Public Warrants at issuance	—	—	—	—	225,000	—	225,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(5,685)	—	(5,685)

Net income	—	—	—	—	—	1,668,980	1,668,980

Balance – March 31, 2026 (unaudited)	655,000	$66	7,165,950	$717	$—	$(7,333,536)	$(7,332,753)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,921,278)	(1,921,278)

Net income	—	—	—	—	—	1,141,643	1,141,643

Balance – June 30, 2026 (unaudited)	655,000	$66	7,165,950	$717	$—	$(8,113,171)	$(8,112,388)

(1)	As of December 31, 2025, up to 999,900 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON VALLEY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,810,623
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,860,252)
Change in fair value of over-allotment liability	(95,150)
Changes in operating assets and liabilities:
Prepaid expenses	(61,824)
Prepaid insurance	37,145
Accrued expenses	759,168
Due to Sponsor	29,195
Net cash used in operating activities	(381,095)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(15,000,000)
Net cash used in investing activities	(15,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	14,700,000
Proceeds from sale of Private Placements Units	300,000
Repayment of advances from related party	(30,925)
Payment of offering costs	(7,500)
Net cash provided by financing activities	14,961,575

Net Change in Cash and cash equivalents	(419,520)
Cash and cash equivalents – Beginning of period	1,600,031
Cash and cash equivalents – End of period	$1,180,511

Noncash investing and financing activities:
Deferred underwriting fee payable	$600,000
Forfeiture of Class B ordinary shares	$50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON VALLEY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Silicon Valley Acquisition Corp. (the “Company” or “SVAQ”) was incorporated as a Cayman Islands exempted company on July 21, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

On June 15, 2026, SVAQ Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), was formed. Merger Sub had not commenced any operations as of June 30, 2026.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 21, 2025 (date of inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (as defined below) and subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Financing

The Company’s sponsor is Silicon Valley Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering was declared effective on December 22, 2025. On December 24, 2025, the Company consummated the initial public offering of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “initial public offering”), generating gross proceeds of $200,000,000. Each Unit consists of one of the Company’s Class A ordinary shares (the “Public Shares”), $0.0001 par value and one-half of one redeemable warrant to purchase one Class A ordinary share (the “Public Warrants”). The Public Warrants will only be exercisable for whole shares at $11.50 per share.

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

On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares, par value $0.0001 per share, of the Company (the “Class B Ordinary Shares” or “Founder Shares”). As of the date the unaudited condensed consolidated financial statements were issued, 7,165,950 Class B ordinary shares were issued and outstanding.

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

The Business Combination Agreement; Certain Agreements Related to the Business Combination

Business Combination Agreement

On June 17, 2026, the Company entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”), by and among the Company, Merger Sub, and EigenQ, Inc., a Delaware corporation (“Target” or “EigenQ”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into EigenQ (the “Merger”), with EigenQ continuing as the surviving company (EigenQ, in its capacity as the surviving corporation of the Merger, is sometimes referred to as the “Surviving Company”). After giving effect to the Merger, EigenQ will be a wholly-owned subsidiary of the Company (following the Closing, “PubCo”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.” The combined company’s business will continue to operate through EigenQ. The closing of the Merger (the “Closing”) will occur at a time and date to be specified in writing by the parties, but in no event later than the second (2nd) business day, after the satisfaction or, if permissible, waiver of the conditions set forth in the Business Combination Agreement, or at such other date, time, or place as the Company and EigenQ may agree. The date of such Closing is referred to as the “Closing Date.”

At least one business day prior to the Closing Date, the Company will transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (“Domesticated SVAQ”) in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended, and Part 12 of the Companies Act (as revised) of the Cayman Islands (such continuation and domestication, the “Domestication”).

Immediately prior to the Domestication, (1) to the extent any Units of the Company remain outstanding and unseparated, such Units will automatically separate, with the holder of each such Unit being deemed to hold one Class A ordinary share and one-half (1/2) of one Public Warrant, without any action required by the holder; (2) the Company will effect the redemption of the Public Shares that are validly submitted for redemption and not withdrawn.

In connection with the Domestication and immediately prior to the Effective Time (as defined in the Business Combination Agreement), (1) the Company will change its name to “EigenQ Holdings, Inc.”; (2) each holder of issued and outstanding Class B Ordinary Shares will irrevocably and unconditionally elect to convert, on a one-for-one basis, each Class B Ordinary Share into one Class A Ordinary Share; (2) each outstanding Class A Ordinary Share (excluding Public Shares validly submitted for redemption, but including Class A Ordinary Shares converted from the Class B Ordinary Shares) will be reclassified as one share of PubCo Common Stock (as defined in the Business Combination Agreement).

Following the Domestication, on the Closing Date, Merger Sub shall merge with and into EigenQ at the Effective Time, with EigenQ continuing as the Surviving Company.

By virtue of the Merger, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one (1) share of common stock, par value $0.0001 per share, of the Surviving Company.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the Effective Time:

i.	each share of common stock of EigenQ (the “Target Common Stock”) issued and outstanding (or deemed to be issued and outstanding under the terms of the Business Combination Agreement) immediately prior to the Effective Time, except for (a) shares held by EigenQ as treasury stock, if any (each an “Excluded Share”), and (b) shares held by stockholders who have properly exercised and not withdrawn appraisal rights under Delaware law, will be cancelled and converted into the right to receive a number of shares of Domesticated Purchaser Common Stock equal to the Exchange Ratio (as defined below);

ii.	each Excluded Share shall be automatically cancelled and retired without any conversion thereof and shall cease to exist, and no consideration shall be delivered in exchange therefor;

iii.	each stock appreciation right of EigenQ (the “SAR”) that is outstanding immediately prior to the Effective Time will be automatically substituted by Domesticated SVAQ for a stock appreciation right exercisable for a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Target Common Stock issuable upon the exercise of such Target stock appreciation rights multiplied by (y) the Exchange Ratio;

iv.	each warrant to purchase shares of EigenQ Common Stock (the “Target Warrant”) that is outstanding immediately prior to the Effective Time will be automatically assumed by the Domesticated SVAQ such that, as of the Effective Time, each Target Warrant shall instead be converted into a warrant to purchase a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Target Common Stock issuable upon exercise of such Target Warrant and (y) the Exchange Ratio, at an exercise price per share (rounded down to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Target Warrant immediately prior to the Effective Time divided by (B) the Exchange Ratio.

As provided in the Business Combination Agreement, the Exchange Ratio equals the quotient obtained by dividing $2,930,000,000, by (a) $10.00 per share first, and (b) the number of Fully-Diluted Shares (as defined in the Business Combination Agreement).

Sponsor Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, the Company, EigenQ and the Sponsor executed the Sponsor Support Agreement, dated June 17, 2026 (as amended, the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Proposed Business Combination; (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Founder Shares; (iii) be bound by certain other covenants and agreements related to the Proposed Business Combination; (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the Closing; and (v) waive redemption rights with respect to the Founder Shares, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. In addition, immediately prior to the Closing, the Sponsor agreed to transfer, directly or constructively up to 2,165,950 Founder Shares (such transferred Founder Shares, the “Transaction Financing Support Shares”), to potential investors, if needed, to support transaction financing. However, in the case that any such Transaction Financing Support Shares were not so transferred to other parties, fifty percent (50%) of such non-transferred Transaction Financing Support Shares shall be retained by the Sponsor and the remaining fifty percent (50%) of such non-transferred Transaction Financing Support Shares shall be forfeited by the Sponsor and surrendered to the Company (such forfeited shares, the “Sponsor Forfeited Shares”), and the Sponsor shall not have any further rights with respect to such Sponsor Forfeited Shares.

Company Stockholder Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, the Company, EigenQ and a certain stockholder of EigenQ, which has the right to the votes sufficient to approve the Proposed Business Combination at a special meeting of EigenQ’s stockholders (the “Supporting Company Stockholder”), executed the Company Stockholder Support Agreement, dated June 17, 2026 (the “Company Stockholder Support Agreement”), pursuant to which the Supporting Company Stockholder has agreed, among other things, at any special meeting, and in any action by written consent of EigenQ’s stockholders to vote all shares of Company Common Stock held by such Supporting Company Stockholder at such time in favor of the Business Combination Agreement and the Proposed Business Combination, and against any action, agreement or transaction or proposal that would result in a breach of the Business Combination Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The Company’s liquidity needs prior to the IPO had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of June 30, 2026, the Company had cash and cash equivalents of $1,180,511 and working capital surplus of $451,912.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of completing a Business Combination.

While the Company expects to have sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital, and no assurances can be provided that such additional capital will ultimately be available. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Completion Window. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As it is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Completion Window, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Completion Window.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $1,180,511 and $1,600,031 as of June 30, 2026 and December 31, 2025, respectively. Cash equivalents were held in money market funds.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the investments held in the Trust Account, amounting to $218,979,433 and $200,119,181, respectively, were held in money market funds.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the initial public offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate initial public offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating initial public offering proceeds first to assigned value of the Public Warrants and then to Public Shares. Offering costs allocated to Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Warrants and private placement units, were charged to shareholders’ deficit as Public Warrants and private placement units, after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the option was not fully exercised at the time of the initial public offering.

Warrants

The Company accounted for the Public Warrants and the Private Placement Warrants (collectively “Warrants”) issued in connection with the initial public offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned values. As of June 30, 2026, there were 10,750,000 Public Warrants and 327,500 Private Placement Warrants outstanding. As of December 31, 2025, there were 10,000,000 Public Warrants and 312,500 Private Placement Warrants outstanding.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(3,000,000)
Proceeds allocated to over-allotment liability	(212,700)
Allocated issuance costs	(12,287,118)
Plus:
Accretion of carrying value to redemption value	15,618,999
Class A ordinary shares subject to possible redemption, December 31, 2025	200,119,181
Less:
Proceeds Allocated to Public Warrants	(225,000)
Allocated issuance costs	(894,315)
Plus:
Proceeds from partial exercise of over-allotment option	15,000,000
Changes on over-allotment liability at partial exercise of overallotment option	93,650
Accretion of carrying value to redemption value	2,964,639
Class A ordinary shares subject to possible redemption, March 31, 2026	217,058,155
Plus:
Accretion of carrying value to redemption value	1,921,278
Class A ordinary shares subject to possible redemption, June 30, 2026	$218,979,433

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

The calculation of diluted net income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) initial public offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares as of June 30, 2026 and December 31, 2025, was less than the exercise price and therefore, the inclusion of such Warrant under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30,2026
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$837,126	$304,517	$2,060,886	$749,737

Denominator:
Basic weighted average shares outstanding	21,500,000	7,820,950	21,441,989	7,800,455
Basic net income per ordinary share	$0.04	$0.04	$0.10	$0.10

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$837,126	$304,517	$2,059,443	$751,180

Denominator:
Diluted weighted average ordinary shares outstanding	21,500,000	7,820,950	21,441,989	7,820,950
Diluted net income per ordinary share	$0.04	$0.04	$0.10	$0.10

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

Recent Accounting Pronouncements

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Warrants — As of June 30, 2026, there were 10,750,000 Public Warrants and 327,500 Private Placement Warrants outstanding. As of December 31, 2025, there were 10,000,000 Public Warrants and 312,500 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the initial public offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

On August 7, 2025, the Sponsor purchased 7,665,900 Class B ordinary shares (the “Founder Shares”) from the Company for an aggregate purchase price of $25,000, or $0.003 per share, of which up to 999,900 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the initial public offering. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Founder Shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Founder Shares. As of June 30, 2026 and December 31, 2025, 7,165,950 and 7,665,900 Founder Shares were issued and outstanding, respectively.

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

Due to Sponsor

As of June 30, 2026 and December 31, 2025, the balance of due to Sponsor was $29,195 and $30,925, respectively, which consisted of the operating expenses paid by the Sponsor on behalf of the Company.

Administrative Services Fee

Commencing on December 22, 2025, the Sponsor charges the Company a total of $25,000 per month for office space and administrative and support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. For the three and six months ended June 30, 2026, the Company incurred $75,000 and $150,000, respectively, of administrative services fees which was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. A portion of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the private placement units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

The Company paid an underwriting discount of $0.20 per Unit sold in the initial public offering, or $4,300,000 in the aggregate ($4,000,000 from the base Units sold and $300,000 from the additional Units sold), which included a $500,000 cash reimbursement for offering expenses, upon the closing of the initial public offering. Additionally, the underwriters are entitled to $0.40 per Unit sold in the offering, or up to $8,600,000 in the aggregate ($8,000,000 from the base Units sold and $600,000 from the additional Units sold), which is payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions (the “Deferred Discount”), and which was placed in a Trust Account located in the United States is to be and released to the underwriters only upon the completion of an initial Business. Combination Clear Street will be entitled to receive at least 75% of the Deferred Discount.

6. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 655,000 and 625,000 Class A ordinary shares issued and outstanding, excluding 21,500,000 and 20,000,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 7,165,950 and 7,665,900 Class B ordinary shares issued and outstanding. As of December 31, 2025, an aggregate of up to 999,900 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would be equal to 25% of the Company’s issued and outstanding ordinary shares after the initial public offering. On January 7, 2026, the underwriters purchased an additional 1,500,000 Units pursuant to the partial exercise of the over-allotment option, resulting in 499,950 Class B ordinary shares that were no longer subject to forfeiture. On February 7, 2026, the over-allotment option to purchase the remaining 1,500,000 Units expired, resulting in the forfeiture of 499,950 Class B ordinary shares.

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

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed consolidated balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed consolidated statements of operations.

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

The key inputs into the Black-Scholes model were as follows at initial measurement and remeasurement of the over-allotment option:

	December 31, 2025	December 24, 2025
Volatility	2.5%	3.2%
Expected term (years)	0.12	0.12
Expected volatility	3.8%	3.7%
Exercise price	$10	$10
Fair value of over-allotment unit	$0.06	$0.07

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

As of June 30, 2026 and December 31, 2025, investments held in the Trust Account were $218,979,433 and $200,119,181, respectively, which comprised of money market funds.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$218,979,433	$200,119,181
Liability
Over-allotment liability	3	$—	$188,800

The following table presents the changes in the fair value of over-allotment option liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2026 and December 31, 2025:

Over-allotment option
Fair value as of December 24, 2025 (Inception)	$212,700
Change in fair value of over-allotment liability	(23,900)
Fair value as of December 31, 2025	188,800
Change in fair value of over-allotment liability	(1,500)
Exercise of over-allotment option	(93,650)
Expiration of over-allotment option	(93,650)
Fair value as of June 30, 2026	$—

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on the measure of segment of profit and loss that is presented as net income or loss on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$1,180,511	$1,600,031
Investments held in Trust Account	$218,979,433	$200,119,181

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$779,635	$1,144,779
Interest earned on investments held in Trust Account	$1,921,278	$3,860,252

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred as of August 14, 2026, the date the unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that required adjustment to or disclosure in the unaudited condensed consolidated financial statements, other than as described below.

Amendment to the Business Combination Agreement

On August 6, 2026, the Company, Merger Sub, and EigenQ entered into a first amendment to the Business Combination Agreement (the “BCA Amendment”), which amended the Business Combination Agreement to, among other things, (i) confirm that, in addition to incentivizing Transaction Financing (as defined in the Business Combination Agreement), the Transaction Support Shares (as defined below) agreed to be set aside by the Sponsor may be transferred for any purpose related to the Proposed Business Combination as agreed by the parties; (ii) clarify that the Company will redeem its Class A ordinary shares tendered for redemption by public shareholders in connection with the Proposed Business Combination immediately before the Domestication, (iii) expand the size of the board of directors of PubCo from 7 members to 9 members; and (iv) clarify that the equity incentive plan to be adopted by the PubCo will have an initial share reserve equal to approximately ten percent (10%) of the issued and outstanding shares of PubCo Common Stock on a fully-diluted basis immediately after the Closing.

Amendment to the Sponsor Support Agreement

On August 6, 2026, the Company, EigenQ and the Sponsor entered into a first amendment to the Sponsor Support Agreement (the “Support Agreement Amendment”) to clarify that, in addition to incentivizing Transaction Financing, the Transaction Financing Support Shares (as redefined in the Sponsor Support Agreement, the “Transaction Support Shares”), may be transferred or forfeited for any purpose related to the Proposed Business Combination as agreed by the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “SVAQ” or the “Company” refer to Silicon Valley Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Silicon Valley Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On June 15, 2026, SVAQ Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), was formed. Merger Sub had not commenced any operations as of June 30, 2026.

The Business Combination Agreement; Certain Agreements Related to the Business Combination

Business Combination Agreement

On June 17, 2026, the Company entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”), by and among the Company, Merger Sub, and EigenQ, Inc., a Delaware corporation (“Target” or “EigenQ”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into EigenQ (the “Merger”), with EigenQ continuing as the surviving company (EigenQ, in its capacity as the surviving corporation of the Merger, is sometimes referred to as the “Surviving Company”). After giving effect to the Merger, EigenQ will be a wholly-owned subsidiary of the Company (following the Closing, “PubCo”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.” The combined company’s business will continue to operate through EigenQ. The closing of the Merger (the “Closing”) will occur at a time and date to be specified in writing by the parties, but in no event later than the second (2nd) business day, after the satisfaction or, if permissible, waiver of the conditions set forth in the Business Combination Agreement, or at such other date, time, or place as the Company and EigenQ may agree. The date of such Closing is referred to as the “Closing Date.”

At least one business day prior to the Closing Date, the Company will transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (“Domesticated SVAQ”) in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended, and Part 12 of the Companies Act (as revised) of the Cayman Islands (such continuation and domestication, the “Domestication”).

Immediately prior to the Domestication, (1) to the extent any Units of the Company remain outstanding and unseparated, such Units will automatically separate, with the holder of each such Unit being deemed to hold one Class A ordinary share and one-half (1/2) of one Public Warrant, without any action required by the holder; (2) the Company will effect the redemption of the Public Shares that are validly submitted for redemption and not withdrawn.

In connection with the Domestication and immediately prior to the Effective Time (as defined in the Business Combination Agreement), (1) the Company will change its name to “EigenQ Holdings, Inc.”; (2) each holder of issued and outstanding Class B Ordinary Shares will irrevocably and unconditionally elect to convert, on a one-for-one basis, each Class B Ordinary Share into one Class A Ordinary Share; (2) each outstanding Class A Ordinary Share (excluding Public Shares validly submitted for redemption, but including Class A Ordinary Shares converted from the Class B Ordinary Shares) will be reclassified as one share of PubCo Common Stock (as defined in the Business Combination Agreement).

Following the Domestication, on the Closing Date, Merger Sub shall merge with and into EigenQ at the Effective Time, with EigenQ continuing as the Surviving Company.

By virtue of the Merger, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one (1) share of common stock, par value $0.0001 per share, of the Surviving Company.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the Effective Time:

i.	each share of common stock of EigenQ (the “Target Common Stock”) issued and outstanding (or deemed to be issued and outstanding under the terms of the Business Combination Agreement) immediately prior to the Effective Time, except for (a) shares held by EigenQ as treasury stock, if any (each an “Excluded Share”), and (b) shares held by stockholders who have properly exercised and not withdrawn appraisal rights under Delaware law, will be cancelled and converted into the right to receive a number of shares of Domesticated Purchaser Common Stock equal to the Exchange Ratio (as defined below);

ii.	each Excluded Share shall be automatically cancelled and retired without any conversion thereof and shall cease to exist, and no consideration shall be delivered in exchange therefor;

iii.	each stock appreciation right of EigenQ (the “SAR”) that is outstanding immediately prior to the Effective Time will be automatically substituted by Domesticated SVAQ for a stock appreciation right exercisable for a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Target Common Stock issuable upon the exercise of such Target stock appreciation rights multiplied by (y) the Exchange Ratio;

iv.	each warrant to purchase shares of EigenQ Common Stock (the “Target Warrant”) that is outstanding immediately prior to the Effective Time will be automatically assumed by the Domesticated SVAQ such that, as of the Effective Time, each Target Warrant shall instead be converted into a warrant to purchase a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Target Common Stock issuable upon exercise of such Target Warrant and (y) the Exchange Ratio, at an exercise price per share (rounded down to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Target Warrant immediately prior to the Effective Time divided by (B) the Exchange Ratio.

As provided in the Business Combination Agreement, the Exchange Ratio equals the quotient obtained by dividing $2,930,000,000, by (a) $10.00 per share first, and (b) the number of Fully-Diluted Shares (as defined in the Business Combination Agreement).

Amendment to the Business Combination Agreement

On August 6, 2026, the Company, Merger Sub, and EigenQ entered into a first amendment to the Business Combination Agreement (the “BCA Amendment”), which amended the Business Combination Agreement to, among other things, (i) confirm that, in addition to incentivizing Transaction Financing (as defined in the Business Combination Agreement), the Transaction Support Shares (as defined below) agreed to be set aside by the Sponsor may be transferred for any purpose related to the Proposed Business Combination as agreed by the parties; (ii) clarify that the Company will redeem its Class A ordinary shares tendered for redemption by public shareholders in connection with the Proposed Business Combination immediately before the Domestication, (iii) expand the size of the board of directors of PubCo from 7 members to 9 members; and (iv) clarify that the equity incentive plan to be adopted by the PubCo will have an initial share reserve equal to approximately ten percent (10%) of the issued and outstanding shares of PubCo Common Stock on a fully-diluted basis immediately after the Closing.

Sponsor Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, the Company, EigenQ and the Sponsor executed the Sponsor Support Agreement, dated June 17, 2026 (as amended, the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Proposed Business Combination; (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Founder Shares; (iii) be bound by certain other covenants and agreements related to the Proposed Business Combination; (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the Closing; and (v) waive redemption rights with respect to the Founder Shares, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. In addition, immediately prior to the Closing, the Sponsor agreed to transfer, directly or constructively up to 2,165,950 Founder Shares (such transferred Founder Shares, the “Transaction Financing Support Shares”), to potential investors, if needed, to support transaction financing. However, in the case that any such Transaction Financing Support Shares were not so transferred to other parties, fifty percent (50%) of such non-transferred Transaction Financing Support Shares shall be retained by the Sponsor and the remaining fifty percent (50%) of such non-transferred Transaction Financing Support Shares shall be forfeited by the Sponsor and surrendered to the Company (such forfeited shares, the “Sponsor Forfeited Shares”), and the Sponsor shall not have any further rights with respect to such Sponsor Forfeited Shares.

Amendment to the Sponsor Support Agreement

On August 6, 2026, the Company, EigenQ and the Sponsor entered into a first amendment to the Sponsor Support Agreement (the “Support Agreement Amendment”) to clarify that, in addition to incentivizing Transaction Financing, the Transaction Financing Support Shares (as redefined in the Sponsor Support Agreement, the “Transaction Support Shares”), may be transferred or forfeited for any purpose related to the Proposed Business Combination as agreed by the parties.

Company Stockholder Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, the Company, EigenQ and a certain stockholder of EigenQ, which has the right to the votes sufficient to approve the Proposed Business Combination at a special meeting of EigenQ’s stockholders (the “Supporting Company Stockholder”), executed the Company Stockholder Support Agreement, dated June 17, 2026 (the “Company Stockholder Support Agreement”), pursuant to which the Supporting Company Stockholder has agreed, among other things, at any special meeting, and in any action by written consent of EigenQ’s stockholders to vote all shares of Company Common Stock held by such Supporting Company Stockholder at such time in favor of the Business Combination Agreement and the Proposed Business Combination, and against any action, agreement or transaction or proposal that would result in a breach of the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 21, 2025 (inception) through June 30, 2026 were organizational activities, and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,141,643, which consist of interest earned on investments held in Trust Account of $1,921,278, partially offset by general and administrative costs of $779,635.

For the six months ended June 30, 2026, we had a net income of $2,810,623, which consist of interest earned on investments held in Trust Account of $3,860,252 and unrealized gain from fair value changes of overallotment liability of $95,150, partially offset by general and administrative costs of $1,144,779.

Liquidity and Capital Resources; Going Concern

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

For the six months ended June 30, 2026, net cash used in operating activities was $381,095. Net income of $2,810,623 was affected by interest earned on investments held in Trust Account of $3,860,252, change in fair value of overallotment liability of $95,150. Changes in operating assets and liabilities provided $763,684 cash for operating activities.

As of June 30, 2026, we had investment held in the trust account of $218,979,433 consisting of money market funds. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $1,180,511. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” the management believes that we currently do not have adequate liquidity to sustain operations, which consist solely of completing a business combination.

While we expect to have sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital, and no assurances can be provided that such additional capital will ultimately be available. This condition raises substantial doubt about our ability to continue as a going concern for a period within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a business combination will be successful or successful by December 24, 2027 (the “Completion Window”). The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As it is customary for a special purpose acquisition company, if we are not able to consummate a business combination during the Completion Window, we will cease all operations and redeem the public shares. Management plans to continue its efforts to consummate a business combination during the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

The underwriters were paid in cash an underwriting discount of $0.20 per unit sold in the initial public offering and the partial exercise by the underwriters of their over-allotment option, or $4,300,000 in the aggregate ($4,000,000 from the base units sold and $300,000 from the additional units sold), which included a $500,000 cash reimbursement for offering expenses, upon the closing of the initial public offering. In addition, the underwriters are entitled to $0.40 per unit sold in the initial public offering and the partial exercise by the underwriters of their over-allotment option, or up to $8,600,000 in the aggregate ($8,000,000 from the base units sold and $600,000 from the additional units sold), Which is payable to the underwriters based on the percentage of funds remaining in the trust account after redemptions of public shares, for deferred underwriting commissions (the “Deferred Discount”), and which was placed in a trust account located in the United States and is to be released to the underwriters only upon the completion of an initial business combination. Clear Street will be entitled to receive at least 75% of the Deferred Discount.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we identified the following critical accounting estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature.

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

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed consolidated balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed consolidated statements of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC and below. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC and below.

There is substantial doubt about our ability to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with applicable accounting standards, our management believes that we currently do not have adequate liquidity to sustain operations, which consist solely of completing a business combination.

While we expect to have sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital, and no assurances can be provided that such additional capital will ultimately be available on terms acceptable to us or at all. This condition raises substantial doubt about our ability to continue as a going concern for a period within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that our plans to raise additional capital, if necessary, or to consummate a business combination will be successful by December 24, 2027. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are not able to consummate a business combination by December 24, 2027, we will cease all operations and redeem our public shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1(1)	Business Combination Agreement, dated June 17, 2026, by and among the Company, SVAQ Merger Sub Inc. and EigenQ Inc. †
2.2(2)	First Amendment to the Business Combination Agreement, dated August 6, 2026, by and among the Company, SVAQ Merger Sub Inc. and EigenQ Inc.
10.1(1)	Sponsor Support Agreement, dated June 17, 2026, by and among the Company, EigenQ Inc., and Silicon Valley Acquisition Sponsor LLC.
10.2(2)	First Amendment to the Sponsor Support Agreement, dated August 6, 2026, by and among the Company, EigenQ Inc., and Silicon Valley Acquisition Sponsor LLC.
10.3(1)	Company Stockholder Support Agreement, dated June 17, 2026, by and among the Company, EigenQ Inc., and certain stockholder of EigenQ Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

†	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-43030), filed with the SEC on June 23, 2026.

(2)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-43030), filed with the SEC on August 7, 2026.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Dan Nash
	Name:	Dan Nash
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Martin Zinny
	Name:	Martin Zinny
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)